Form 10-Q
period 1997-08-31
EDUTREK INT INC
filed 1997-11-07
CIK 1041075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     August 31, 1997                                             0-23021


                         EDUTREK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            GEORGIA                                               58-2255472
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3340 Peachtree Road, Suite 2000, Atlanta, Georgia                   30326
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


                                 404-812-8200
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


                                Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X                      No
        -------                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value per share        4,099,318 shares
--------------------------------------------------------------------------------
                      Class                      Outstanding at October 31, 1997

Class B Common Stock, without par value per share        6,335,000 shares
--------------------------------------------------------------------------------
                      Class                      Outstanding at October 31, 1997

                         EduTrek International, Inc.
                               Form 10-Q Index



                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements                                               1
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          6

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         11
Item 4.   Submission of Matters to a Vote of Security Holders               12
Item 6.   Exhibits and Reports on Form 8-K                                  13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 EDUTREK INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEET
                            (In thousands, except share amounts)

                                                                                    AUGUST 31,   MAY 31,
                                                                                        1997      1997
                                                                                    ----------  ---------
                                                                                    (unaudited)
ASSETS

Current assets
  Cash and cash equivalents.......................................................     $     156  $     678
  Accounts receivable--net of allowance for doubtful accounts of
   $167 and $33, respectively.....................................................         1,493        272
  Deferred income taxes...........................................................           151        151
  Other...........................................................................           305        224
                                                                                       ---------  ---------
Total current assets..............................................................         2,105      1,325
Property, plant, and equipment--net...............................................         4,774      4,737
Goodwill--net of accumulated amortization of $948 and $696, respectively..........        39,359     39,611
Deferred financing cost--net of accumulated amortization of $231 and
 $165, respectively...............................................................         1,090      1,156
Other.............................................................................         1,269        842
                                                                                       ---------  ---------
                                                                                       $  48,597  $  47,671
                                                                                       ---------  ---------
                                                                                       ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable................................................................     $   1,179  $   1,501
  Accrued expenses................................................................         1,314      1,167
  Value-added tax payable.........................................................           302        606
  Unearned revenues...............................................................         5,265      3,997
  Income taxes payable............................................................         1,111      1,756
  Notes payable...................................................................         1,917         --
  Current maturities--long-term debt..............................................         3,783      2,014
                                                                                       ---------  ---------
Total current liabilities.........................................................        14,871     11,041
Long-term debt--less current maturities...........................................        25,890     27,649
Due to affiliates.................................................................           228        412
Other liabilities.................................................................           726        692
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
  shares authorized, 922,110 and 665,000, issued and outstanding, respectively...          1,485      1,287
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
  shares authorized, 6,335,000 issued and outstanding............................          4,000      4,000
Common stock warrants............................................................            479        677
Foreign currency translation.....................................................            114        147
Retained earnings................................................................            804      1,766
                                                                                       ---------  ---------
Total shareholders' equity.......................................................          6,882      7,877
                                                                                       ---------  ---------
                                                                                       $  48,597  $  47,671
                                                                                       ---------  ---------
                                                                                       ---------  ---------
                                      See notes to consolidated financial statements.

                                 EDUTREK INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)


                                                                                           PERIOD FROM
                                                                                          JULY 1, 1996
                                                                                            (DATE OF        THREE MONTHS
                                                                        THREE MONTHS       FORMATION)           ENDED
                                                                            ENDED            THROUGH         AUGUST 31,
                                                                         AUGUST 31,        AUGUST 31,           1996
                                                                            1997            1996 (2)        PRO FORMA (3)
                                                                        --------------   --------------   ---------------
                                                                         (unaudited)       (unaudited)       (unaudited)
Net revenues..........................................................    $   6,228         $      --         $   4,842
Costs and expenses:
 Cost of education and facilities.....................................        2,974                --             2,447
 Selling and promotional expenses.....................................        1,309                --             1,023
 General and administrative expenses..................................        2,242               134             1,538
 Amortization of goodwill.............................................          252                --               252
                                                                        --------------   --------------   ---------------
  Total costs and expenses............................................        6,777               134             5,260
                                                                        --------------   --------------   ---------------
Loss from campus operations...........................................         (549)             (134)             (418)
Income (loss) from management agreement...............................           23                --               (22)
                                                                        --------------   --------------   ---------------
Loss from operations..................................................         (526)             (134)             (440)
Interest expense......................................................          910                --               927
Other income--net.....................................................           --                --                58
                                                                        --------------   --------------   ---------------
Loss before income taxes..............................................       (1,436)             (134)           (1,309)
Provision for income taxes............................................          474                --               423
                                                                        --------------   --------------   ---------------
Net loss..............................................................    $    (962)        $    (134)        $    (886)
                                                                        --------------   --------------   ---------------
                                                                        --------------   --------------   ---------------
Net loss per share....................................................    $   (0.12)                          $   (0.11)
Weighted average shares and common equivalents outstanding............        8,271                               8,271
Supplementary net loss per share (5)
  Net loss per share..................................................    $   (0.09)                          $   (0.08)
  Weighted average shares and common equivalents outstanding..........       11,004                              11,004


                             See notes to consolidated financial statements.

                                 EDUTREK INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)

                                                                                               PERIOD FROM
                                                                                               JULY 1, 1996
                                                                                                (DATE OF
                                                                                                FORMATION)
                                                                            THREE MONTHS         THROUGH
                                                                          ENDED AUGUST 31,      AUGUST 31,
                                                                                1997             1996(2)
                                                                          -----------------  -----------------
                                                                             (unaudited)        (unaudited)
OPERATING ACTIVITIES
Net loss................................................................      $    (962)         $    (134)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization........................................            571                  5
   Amortization of loan discount........................................             22                 --
   Increase in accounts receivable......................................         (1,221)                --
   Increase (decrease) in accounts payable and accrued liabilities......           (175)               116
   Increase in unearned revenues........................................          1,268                 --
   Decrease in value-added taxes payable................................           (304)                --
   Decrease in income taxes payable.....................................           (645)                --
   Other................................................................           (658)               (24)
                                                                               ---------           --------
Net cash used in operating activities...................................         (2,104)               (37)
                                                                               ---------           --------
INVESTING ACTIVITIES
   Purchases of property, plant, and equipment..........................           (355)                (8)
                                                                               ---------           --------
   Net cash used in investing activities................................           (355)                (8)
                                                                               ---------           --------
FINANCING ACTIVITIES
   Net receipts--line-of-credit and other...............................          1,902                 --
   Net additions under capital lease obligations........................              2                --
   Decrease in deferred loan costs......................................             66                 --
                                                                               ---------           --------
   Net cash provided by financing activities............................          1,970                 --
                                                                               ---------           --------
   Effect of exchange rate changes on cash..............................            (33)                --
                                                                               ---------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................      $    (522)         $     (45)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................            678                154
CASH AND CASH EQUIVALENTS, END OF PERIOD................................            156                109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest............................................................      $     771          $      --
    Income taxes........................................................            171                 --


                               See notes to consolidated financial statements.

                         EduTrek International, Inc.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, which EduTrek International, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year ending May 31, 1998. For further information, refer to the financial statements and notes thereto for the fiscal year ended May 31, 1997 included in the Company's Registration Statement on Form S-1, as amended, and related prospectus as filed with the Securities and Exchange Commission.

The Company effected a 7 for 1 stock split in June 1997. All share and per share information in the accompanying unaudited consolidated financial statements has been restated to reflect the stock split as if it had occurred as of the earliest period presented.

Note 2 - Acquisition

The Company, formerly known as E Holdings, Inc., was organized by Mr. Steve Bostic, the Company's current Chairman and Chief Executive Officer, on July 1, 1996 for the purpose of acquiring all of the capital stock of EduTrek Systems, Inc. ("EduTrek Systems") (a company also controlled by Mr. Bostic), American European and American College in London, Ltd. U.S., as well as 85% of the membership interests of American European Middle East Corporation, L.L.C. ("AEMEC" which, together with American European and American College in London, Ltd., U.S. are collectively referred to herein as the "Predecessor"). On October 8, 1996, the Company acquired the capital stock and membership interests of the Predecessor which, prior to its acquisition, operated The American College. The purchase price for the acquisition of the Predecessor was approximately $38.0 million. Also on October 8, 1996, the Company acquired all of the issued and outstanding capital stock of EduTrek Systems for an aggregate of 105,000 shares of Class A Common Stock and 1,995,000 shares of Class B Common Stock.

The Company did not acquire the Predecessor until October 8, 1996. Accordingly, the financial statements of the Company for the period from July 1, 1996 through August 31, 1996 do not include the Predecessor. EduTrek Systems is included in the financial statements of the Company from July 1, 1996, the date of the Company's formation, in a manner similar to a pooling of interests.

Note 3 - Basis for Pro Forma Presentation

Assumes that the Company was formed on June 1, 1996 and gives effect to the acquisitions of the Predecessor and EduTrek Systems as if such acquisitions had occurred on June 1, 1996.

The pro forma adjustments and adjustments for the Offering detailed below reflect (i) the elimination of identifiable nonrecurring actual costs incurred by the Predecessor in the period from June 1 to August 31, 1996 as a result of the acquisition of the Predecessor by the Company, (ii) the addition of identifiable actual costs which would have been incurred by the Company to replace certain of the eliminated costs resulting from the ownership change and (iii) the impact on income taxes resulting from the change to C Corporation status from the Predecessor's S Corporation status for income tax purposes.

    General and administrative expenses were adjusted to eliminate $40,000 in net expenses relating to the addition of Company expenses of $414,000 for staff, office space and EduTrek Systems less elimination of Predecessor expenses of $454,000 for staff, office space and expenses relating to assets purchased by a selling shareholder of the Predecessor.

    Amortization of goodwill was adjusted by the addition of $252,000 to reflect the effect of goodwill amortization for the three month period.

    Interest expense was adjusted by the net addition of $737,000 to reflect the effect of debt relating to the acquisition of the Predecessor by the Company less the elimination of debt paid in full at the date of acquisition.

    Other income - net was adjusted by the elimination of $82,000 of interest income from shareholder notes paid in full at the date of acquisition.

    Provision for income taxes was adjusted by $423,000 to give effect to the loss of the Predecessor and EduTrek Systems during the period. Prior to the acquisition both were S Corporations and, therefore, had no federal tax obligations.

    Pro forma weighted average shares outstanding of 8,271,008 include 665,000 of Class A Common Stock and 6,335,000 shares of Class B Common Stock issued and outstanding at the date of acquisition adjusted for all outstanding warrants and options (1,271,008) with respect to Class A Common Stock. The number of shares outstanding from the assumed exercise of all warrants and stock options is measured under the treasury stock method.

Note 4 - Subsequent Events

On September 29, 1997, EduTrek International, Inc. completed an initial public offering of 2,990,000 shares of its Class A Common Stock, of which 2,732,890 shares were sold by the Company, including 390,000 shares sold as the result of the Underwriter's exercise of an over-allotment option, at $14 per share, which after underwriting discounts and commissions and payment of Offering expenses raised $34,882,000 for the Company. The Company used $28,571,000 of the proceeds to retire long-term debt and related accrued and unpaid interest incurred in connection with the acquisition, $620,000 to repay short-term indebtedness outstanding under the Revolving Loan with remaining net proceeds of $5,691,000 being used for general corporate purposes, including increased working capital requirements of the Company resulting from its growth.

As a result of the Offering, (a) shares of Class A Common Stock outstanding increased by 2,732,890 shares from 922,110 shares to 3,655,000 shares, (b) shareholder's equity increased $33,922,000, net of the write off of deferred costs and discounts of $1,599,000 related to the repayment of debt. The resulting after tax extraordinary charge of $960,000 will be reflected in the second quarter results.

On September 24, 1997, one warrant holder exercised its option to purchase 444,318 shares of Class A Common Stock at an exercise price of $.0014 per share.

Note 5 - Supplementary Net Loss Per Share

Weighted average shares and common equivalents outstanding of 8,271,008 at August 31, 1997 increased by 2,732,890 in September 1997 as a result of the initial public offering and the Underwriter's exercise of an over-allotment option to establish weighted average fully diluted shares outstanding at September 30, 1997 of 11,003,898. The supplementary net loss per share information is presented as if there had been 11,003,898 fully diluted shares outstanding at the beginning of the periods presented.

Note 6 - Contingencies

The Company is a party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, operations, or cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition of the Company and the Predecessor should be read in conjunction with the "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the Predecessor's Consolidated Financial Statements and the Notes thereto for the fiscal year ended May 31, 1997 included in the Company's Registration Statement on Form S-1, as amended, and related prospectus as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three months ended August 31, 1997 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended May 31.

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new states, changes in student enrollment, and other factors set forth in this Quarterly Report on Form 10-Q and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company and the Predecessor:

                                                                                          PERIOD FROM
                                                                                         JULY 1, 1996
                                                                                           (DATE OF      THREE MONTHS
                                                                         THREE MONTHS     FORMATION)         ENDED
                                                                            ENDED           THROUGH        AUGUST 31,
                                                                          AUGUST 31,      AUGUST 31,         1996
                                                                             1997          1996 (2)      PRO FORMA (3)
                                                                        ---------------  -------------  ---------------
Net revenues..........................................................         100.0%             (a)          100.0%
Costs and expenses:
  Cost of education and facilities....................................          47.8%                           50.5%
  Selling and promotional expenses....................................          21.0%                           21.1%
  General and administrative expenses.................................          36.0%                           31.8%
  Amortization of goodwill............................................           4.0%                            5.2%
                                                                              --------                        --------
    Total costs and expenses..........................................         108.8%                          108.6%
                                                                              --------                        --------
Loss from campus operations...........................................          (8.8%)                          (8.6%)
Income (Loss) from management agreement...............................           0.4%                           (0.5%)
                                                                              --------                        --------
Loss from operations..................................................          (8.4%)                          (9.1%)
Interest expense......................................................          14.6%                           19.1%
Other income--net.....................................................           0.0%                            1.2%
                                                                              --------                        --------
Loss before income taxes..............................................         (23.1%)                         (27.0%)
Provision for income taxes............................................           7.6%                            8.7%
                                                                              --------                        --------
Net loss..............................................................         (15.5%)                         (18.3%)
                                                                              --------                        --------
                                                                              --------                        --------


(a) Because the results of the Company during the period from July 1996 through October 1996 related primarily to the Company's acquisition activities, were non-operational in nature and were immaterial in amount, and generated no revenue, the Company has not presented information with respect to the period from July 1, 1996 through August 31, 1996 as this information would not be meaningful.

Three Months Ended August 31, 1997 Compared to Three Months
Ended August 31, 1996 (Pro Forma)

The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor and all of the capital stock of EduTrek Systems. Prior to the Company's acquisition of the Predecessor in October 1996, the Company's operations were de minimis. Because the results of the Company during the period from July 1996 through October 1996 related primarily to the Company's acquisition activities, were non-operational in nature and were immaterial in amount, the following discussion compares the Company's results for the three months ended August 31, 1997 to the Company's pro forma results for the three months ended August 31, 1996. The pro forma results of the Company as described herein assumes that the Company was formed on June 1, 1996 and gives effect to the acquisitions of the Predecessor and EduTrek Systems as if such acquisitions had occurred on June 1, 1996. The period from June through August is comprised of The American College's (the "College") Summer I term and one-half of the College's Summer II term.

NET REVENUES. Net revenues increased by approximately $1.4 million or 28.6% from $4.8 million for the three months ended August 31, 1996 (the "1996 period") to $6.2 million for the three months ended August 31, 1997 (the "1997 period"). Of the 28.6% increase, 15.9%, or approximately $770,000, was due to an increase in student enrollment and 5.5%, or approximately $266,000, was the result of an effective price increase. The remaining 7.2%, or approximately $351,000, was derived from revenues from the Company's corporate education division, whose operations did not begin generating revenues until June 1997. All campuses had increases in net revenues and student enrollments from the 1996 period to the 1997 period. Enrollments for the first and second Summer terms totaled 2,739 in the 1997 period, up from 2,244 in the 1996 period.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $527,000, or 21.5%, from $2.4 million in the 1996 period to $3.0 million in the 1997 period. Education costs increased approximately $352,000, or 25.8%, from $1.4 million in the 1996 period to $1.7 million in the 1997 period. Of the 25.8% increase, 19.3%, or approximately $264,000, was due to salary and other cost increases, and 6.5%, or approximately $88,000, was due to royalty payments associated with curriculum licensing for the Company's corporate education division, whose operations did not begin generating revenues until June 1997. Facility costs increased approximately $175,000, or 16.2%, from $1.4 million in the 1996 period to $1.6 million in the 1997 period due to rent increases and an increase in the number of housing students. Cost of education and facilities decreased as a percentage of net revenues from 50.5% in the 1996 period to 47.8% in the 1997 period primarily due to greater net revenues being spread over the fixed costs related to centralized student services.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $286,000, or 28.0%, from $1.0 million in the 1996 period to $1.3 million in the 1997 period. Of the 28.0% increase, 17.7%, or approximately $181,000, was due to increases in marketing and advertising expenses at the Company's campuses during the 1997 period, and 10.3%, or approximately $105,000, was due to commissions paid to salespeople in the Company's corporate education division during the 1997 period. As a percentage of net revenues, selling and promotional expenses remained relatively the same at 21.1% in the 1996 period and 21.0% in the 1997 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $704,000, or 45.8%, from $1.5 million in the 1996 period to $2.2 million in the 1997 period. The increase in costs was primarily due to additions of personnel at the home office related to new program development.
As a percentage of net revenues, general and administrative expenses increased from 31.8% in the 1996 period to 36.0% in the 1997 period.

AMORTIZATION OF GOODWILL. Amortization expenses, primarily goodwill expenses, of approximately $252,000 in the 1997 period were the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period. The pro forma results of the Predecessor for the 1996 period assume goodwill expenses of $252,000.

INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai management agreement increased approximately $45,000 from a loss of $22,000 in the 1996 period to income of $23,000 in the 1997 period due to increases in student enrollment.

INTEREST EXPENSE. Interest expense remained relatively the same at $927,000 for the 1996 period and $910,000 for the 1997 period. The interest expense is primarily due to borrowing costs associated with the acquisition of the Predecessor in October 1996.

OTHER INCOME - NET. There was no other income in the 1997 period, as compared to other income of $58,000 in the 1996 period, which relates to a nonrecurring health insurance refund.

SEASONALITY

The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, first quarter (June to August) enrollments and related revenues generally are lower than other quarters due to traditionally lower student enrollment levels in the summer terms. First quarter costs and expenses historically are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first quarter declines in net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating activities and capital requirements principally from cash provided by operating activities, proceeds from its initial public offering completed on September 29, 1997, and borrowings under its revolving loan (the "Revolving Loan"). Borrowings under the Revolving Loan currently bear interest at 9.5% and are payable quarterly. As of August 31, 1997, the maximum permitted borrowings under the Revolving Loan was $2.5 million of which the Company had borrowed $1.9 million. Beginning on October 1, 1997, the maximum permitted borrowings under the Revolving Loan was reduced to $1.75 million and on October 1, 1998, the maximum permitted borrowings under the Revolving Loan will be further reduced to $1.0 million. As of October 31, 1997, there were no outstanding borrowings against the Revolving Loan.

On September 29, 1997, the Company raised approximately $34,882,000, net of underwriting discounts and commission and offering expenses, in its initial public offering of Class A Common Stock. The Company used $28,571,000 of the proceeds to repay long-term debt and related accrued and unpaid interest incurred in connection with the acquisition of the Predecessor and approximately $620,000 to repay short-term debt outstanding under the Revolving Loan. The remaining net proceeds of approximately $5,691,000 are being used for general corporate purposes, including working capital requirements of the Company resulting from its growth.

The Company experienced negative operating cash flow of $2.1 million for the 1997 period which was primarily the result of an operating loss of $962,000, a net change in working capital assets and liabilities of $1.7 million, offset in part by noncash depreciation and amortization charges of $593,000.

The Company's capital assets consist primarily of classroom equipment (such as computers, software and video equipment), classroom and office furniture, and leasehold improvements. All building facilities are leased. The Company plans to continue to expand current facilities, upgrade and replace equipment, and open new campuses. During the 1997 period, the Company spent approximately $335,000 to upgrade certain classroom equipment and furniture. During the remainder of fiscal 1998, the Company intends to make certain improvements to its campuses including furniture, fixtures and equipment improvements, computerizing classrooms, and implementing electronic library systems, at an estimated cost of $2.0 million. Also by December 1997 and June 1998, the Company plans to implement the Applied Information Technology ("AIT") program in the Atlanta and Los Angeles campus curricula, respectively. The Company estimates that the total cash required to implement the AIT programs at such campuses, including computers, software, leasehold improvements, license fees and other start-up expenses, will be approximately $2.0 million for each campus that implements the AIT program. The Company anticipates that the investment and start-up costs of approximately $2.0 million per campus will be funded primarily from working capital, the Revolving Loan, proceeds from the September initial public offering and a credit facility currently being negotiated with NationsBank, N.A. The Company has received a commitment from NationsBank, N.A. to provide
(i) a $10.5 million line of credit to finance the build-out and start-up costs associated with the implementation of the AIT program at the College's Atlanta, Los Angeles and London campuses as well as the cost of relocation (including leasehold improvements) of the College's Los Angeles campuses and
(ii) a $2.0 million working capital facility which is intended to replace the Company's current Revolving Loan with NationsBank, N.A. The Company expects primarily to use cash flow to repay such investment and start-up costs associated with the implementation of the AIT program over a period of approximately two years. To support its growth, the

Company also is implementing a centralized information system to integrate The American College's campus operations and financial data including admissions, financial aid, student services, placement services and default management. The Company anticipates that the information system will be fully operational by the end of fiscal 1998 and that it will require approximately $1.0 million in fiscal 1998 to develop and implement this integrated information system.

Including the improvements to its campuses, the implementation of the AIT program into the Atlanta and Los Angeles campus curricula and the development and implementation of its integrated information system, the Company expects capital expenditures for the remainder of fiscal 1998 to be approximately $6.6 million. While the Company's financing agreements limit the amount of capital expenditures that may be incurred by the Company, management intends to seek waivers of or renegotiate on terms acceptable to the Company. To take advantage of the highly fragmented postsecondary education market and to expand its international presence, from time to time the Company also plans to acquire existing schools in favorable locations throughout the U.S. as well as utilize joint ventures to open campuses outside the U.S. The Company's ability to fund its working capital and capital expenditure requirements, implement the AIT program, make interest payments, fund future acquisitions and meet its other cash requirements, depends on, among other things, internally generated funds, the continued availability of a $10.5 million line of credit and funds available under the Company's Revolving Loan or the $2.0 million working capital facility which is intended to replace the Revolving Loan. Management believes that such sources, together with the remaining net proceeds of the Company's initial public offering, will be sufficient to meet the Company's capital requirements and operating needs for the remainder of fiscal 1998. However, if there is a significant reduction of internally generated funds or if the Company is unable to satisfy the financial covenants of the Revolving Loan, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

Cash flow from operations on a long-term basis is partly dependent on the receipt of funds from Title IV Programs. Disbursement of funds available under the various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended ("HEA") is dictated by federal regulations including, among others, certain financial responsibility standards. Presently, approximately 27% of the Company's net revenues is derived from Title IV Programs. Based on the consolidated financial statements of the Company as of August 31, 1997, the College does not satisfy either of the acid test ratio or the tangible net worth test as required under such financial responsibility standards. As of August 31, 1997, the Company's acid test ratio was 0.11 and the Company had a negative tangible net worth of approximately $18.7 million. Notwithstanding, the Company has maintained the College's eligibility to continue participating in the Title IV Programs by posting an irrevocable letter of credit in the amount of $3.75 million in favor of the U.S. Department of Education, which amount is approximately 50% of the Title IV Program funds received by students enrolled at the College. The letter of credit was posted on March 19, 1997 and will expire on March 31, 1998. Because the amount of the letter of credit is based on the amount of Title IV Program funds received by the College's students, to the extent that such funds have increased during 1997, the Company may be required to increase the letter of credit on or around March 19, 1998, the date the U.S. Department of Education re-assesses the College's compliance with the financial responsibility standards. The Company believes that it will have sufficient liquidity to increase the letter of credit should the U.S. Department of Education so require. However, there can be no assurance that, if required, the Company will be able to maintain its letter of credit or increase its letter of credit in the future. In addition, expenditures required to implement the AIT program may adversely affect the Company's ability to satisfy these financial responsibility standards. Because the HEA and the regulations promulgated thereunder (the "Regulations") are subject to amendment, and because the U.S. Department of Education may change its interpretation of the HEA and the Regulations, there can be no assurance that such requirements will not change in the future.

IMPACT OF INFLATION

The Company does not believe its operations have been materially affected by inflation.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

    On June 17, 1997, following the exercise of warrants to purchase shares of Class A Common Stock by one warrant holder, the Company issued an aggregate of 257,110 shares of Class A Common Stock for an aggregate purchase price of $367.30.

    The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipient thereof for investment and with no view toward the resale or distribution thereof. The purchaser had a pre-existing relationship with the Company or its founders, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in the transaction and no commissions were paid.

(b) Use of Proceeds from Sales of Registered Securities

    On September 29, 1997, the Company completed an initial public offering of
its Class A Common Stock, without par value (the "Offering").   The managing
underwriters in the Offering were Smith Barney Inc. and The Robinson-Humphrey
Company, Inc. (the "Underwriters").   The shares of Class A Common Stock sold in
the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement," registration number 333-29603). The Registration Statement was declared effective by the Securities and Exchange Commission on September 23, 1997.

    On September 23, 1997, the Company commenced the Offering. The Offering terminated on September 29, 1997 after the Company had sold all 2,990,000 shares of Class A Common Stock registered under the Registration Statement. Of the amount registered, (i) 2,732,890 shares were sold by the Company (the "Company Shares") (390,000 shares of which were sold pursuant to the exercise of the Underwriters' over-allotment option) and 257,110 shares were sold by one selling shareholder (the "Secondary Shares"). With respect to the Company Shares (i) the assumed offering price was $15.00 per share for an aggregate price of the amount registered of $40,993,350 and (ii) the shares were sold at a price to the public of $14.00 per share for an aggregate offering price of $38,260,460. With respect to the Secondary Shares (i) the assumed offering price was $15.00 per share for an aggregate price of the amount registered of $3,856,650 and (ii) the shares were sold at a price to the public of $14.00 per share for an aggregate offering price of $3,599,540.

    From the effective date of the Registration Statement to September 29, 1997, the Company paid an aggregate of $2,678,232 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for accounting and legal fees and expenses and the registration fees of the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

          SEC registration fee.........................   $ 13,591
          NASD filing fee..............................      4,985
          Nasdaq National Market entry fee.............     21,325
          Blue sky qualification fees and expenses.....     10,000
          Printing and engraving expenses..............     80,000
          Legal fees and expenses......................    222,877
          Accounting fees and expenses.................    315,000
          Transfer agent and registrar fees............     10,000
          Miscellaneous................................     22,222
                                                          --------
             Total.....................................   $700,000
                                                          --------
                                                          --------

    After deducting underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $34,882,000. Of this amount, the Company used $28,571,000 to repay long-term indebtedness and related accrued and unpaid interest, approximately $620,000 to repay short-term indebtedness outstanding under the revolving loan and the remaining amount of approximately $5,691,000 has been allocated for general corporate purposes, including working capital requirements of the Company resulting from its growth. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company except that, prior to the Offering, the one selling shareholder in the Offering beneficially owned 27.9% of the Company's Class A Common Stock (after the Offering, such shareholder no longer beneficially owned any of the Company's Class A Common Stock). This selling shareholder is a wholly-owned subsidiary of NationsBank Corporation, one of the Company's lenders to whom the Company repaid indebtedness and related accrued and unpaid interest of $21,961,250 using proceeds from the Offering.

Item 4.  Submission of Matters to a Vote of Security Holders

    In lieu of a special meeting of the shareholders of the Company, on June 6, 1997 the shareholders of the Company adopted by unanimous written consent Amendment No. 1 to the 1997 Incentive Plan increasing the total number of shares of Class A Common Stock of the Company reserved and available for issuance under the 1997 Incentive Plan.

    In lieu of a special meeting of the shareholders of the Company, on June 9, 1997 the shareholders of the Company adopted by unanimous written consent an amendment to the Articles of Incorporation of the Company which, among others, increased the number of authorized shares of Class A and Class B Common Stock of the Company, effected a seven for one stock split of the Company's Class A and Class B Common Stock, and placed certain restrictions on the transferability of the Class B Common Stock.

    In lieu of a special meeting of the shareholders of the Company, on June 13, 1997 the shareholders of the Company elected the following directors of the Company by unanimous written consent: R. Steven Bostic, Stephen G. Franklin, Paul D. Beckham, Fred C. Davison and Gaylen D. Kemp. Prior to such election, the sole director of the Company was R. Steven Bostic.

    In lieu of a special meeting of the shareholders of the Company, on July 30, 1997 the shareholders of the Company adopted by unanimous written consent Amendment No. 2 to the 1997 Incentive Plan which removed certain vesting requirements imposed on incentive stock options granted pursuant to the plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             10.2.1 - Amendment No. 2 to the 1997 Incentive Plan

             27     - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended August 31, 1997.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EDUTREK INTERNATIONAL, INC.


Date: November 6, 1997                 By: /s/ Steve Bostic
                                          -------------------------------------
                                          Steve Bostic, President and
                                          Chief Executive Officer
                                          (principal executive officer)



Date: November 6, 1997                 By: /s/ Donald J. Blankers
                                          -------------------------------------
                                          Donald J. Blankers, Chief Financial
                                          Officer (principal financial and
                                          accounting officer)