Form 10-Q/A
period 1997-08-31
EDUTREK INT INC
filed 1997-11-10
CIK 1041075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
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

Cash flow from operations on a long-term basis is partly dependent on the receipt of funds from Title IV Programs. Disbursement of funds available under the various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended ("HEA") is dictated by federal regulations including, among others, certain financial responsibility standards. Presently, approximately 27% of the Company's net revenues is derived from Title IV Programs. Based on the consolidated financial statements of the Company as of August 31, 1997, the College does not satisfy either of the acid test ratio or the tangible net worth test as required under such financial responsibility standards. As of August 31, 1997, the Company's acid test ratio was 0.11 and the Company had a negative tangible net worth of approximately $33.6 million. Notwithstanding, the Company has maintained the College's eligibility to continue participating in the Title IV Programs by posting an irrevocable letter of credit in the amount of $3.75 million in favor of the U.S. Department of Education, which amount is approximately 50% of the Title IV Program funds received by students enrolled at the College. The letter of credit was posted on March 19, 1997 and will expire on March 31, 1998. Because the amount of the letter of credit is based on the amount of Title IV Program funds received by the College's students, to the extent that such funds have increased during 1997, the Company may be required to increase the letter of credit on or around March 19, 1998, the date the U.S. Department of Education re-assesses the College's compliance with the financial responsibility standards. The Company believes that it will have sufficient liquidity to increase the letter of credit should the U.S. Department of Education so require. However, there can be no assurance that, if required, the Company will be able to maintain its letter of credit or increase its letter of credit in the future. In addition, expenditures required to implement the AIT program may adversely affect the Company's ability to satisfy these financial responsibility standards. Because the HEA and the regulations promulgated thereunder (the "Regulations") are subject to amendment, and because the U.S. Department of Education may change its interpretation of the HEA and the Regulations, there can be no assurance that such requirements will not change in the future.

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