Form 10-Q
period 1997-11-30
EDUTREK INT INC
filed 1998-01-14
CIK 1041075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended                         Commission File Number:
             November 30, 1997                                         0-23021

                          EDUTREK INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                              58-2255472
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                              Identification No.)

3340 Peachtree Road, Suite 2000, Atlanta, Georgia                         30326
-------------------------------------------------------------------------------
(Address of principal executive offices                              (Zip Code)

                                  404-812-8200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  X                          NO
           -----                          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value per share           4,319,041 shares
-------------------------------------------------   --------------------------------
                     Class                          Outstanding at December 31, 1997

Class B Common Stock, without par value per share           6,293,000 shares
-------------------------------------------------   --------------------------------
                     Class                          Outstanding at December 31, 1997

                           EduTrek International, Inc.
                                 Form 10-Q Index

                                                                                                PAGE
                                                                                             ---------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements                                                                     1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    7

PART II.--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                        13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           EduTrek International, Inc.
                           Consolidated Balance Sheet
                       (In thousands, except share amounts)


                                                                                         NOVEMBER 30,    MAY 31,
                                                                                             1997         1997
                                                                                         ------------  ---------
                                                                                          (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents...........................................................   $    7,081   $     678
  Accounts receivable--net of allowance for doubtful accounts of
    $241 and $33, respectively........................................................        1,508         272
  Deferred income taxes...............................................................          151         151
  Other...............................................................................        1,051         224
                                                                                        ------------  ---------
Total current assets..................................................................        9,791       1,325
Property, plant, and equipment--net...................................................        5,203       4,737
Goodwill--net of accumulated amortization of $1,200 and $696, respectively............       39,107      39,611
Deferred financing cost--net of accumulated amortization of $165......................       --           1,156
Other.................................................................................        1,511         842
                                                                                        ------------  ---------
                                                                                         $   55,612   $  47,671
                                                                                        ------------  ---------
                                                                                        ------------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable....................................................................   $    1,539   $   1,501
  Accrued expenses....................................................................        1,264       1,167
  Value-added tax payable.............................................................          271         606
  Unearned revenues...................................................................        7,664       3,997
  Income taxes payable................................................................          780       1,756
  Notes payable.......................................................................          286        --
  Current maturities--long-term debt..................................................          705       2,014
                                                                                          ------------  ---------
Total current liabilities.............................................................       12,509      11,041
Long-term debt--less current maturities...............................................        1,573      27,649
Due to affiliates.....................................................................         --           412
Other liabilities.....................................................................          756         692
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
  shares authorized, 4,099,000 and 665,000, issued and outstanding, respectively.....       36,407       1,287
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
  shares authorized, 6,335,000 issued and outstanding................................        4,000       4,000
Common stock warrants................................................................          137         677
Foreign currency translation.........................................................          146         147
Retained earnings....................................................................           84       1,766
                                                                                        ------------  ---------
Total shareholders' equity...........................................................       40,774       7,877
                                                                                        ------------  ---------
                                                                                        $   55,612   $  47,671
                                                                                        ------------  ---------
                                                                                        ------------  ---------

                 See notes to consolidated financial statements.

                         EduTrek International, Inc.
                   Consolidated Statements of Operations
                  (In thousands, except per share amounts)

                                   THREE MONTHS ENDED NOVEMBER 30,           SIX MONTHS ENDED NOVEMBER 30,
                               ---------------------------------------  ---------------------------------------
                                                             1996                                     1996
                                  1997         1996      PRO FORMA (3)     1997       1996 (2)    PRO FORMA (3)
                               -----------  -----------  -------------  -----------  -----------  -------------
                               (UNAUDITED)  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)  (UNAUDITED)   (UNAUDITED)
Net revenues.................   $   9,312    $   5,370     $   6,718     $  15,540    $   5,370     $  11,560
Costs and expenses:
  Cost of education and
    facilities...............       3,932        2,104         2,869         6,906        2,104         5,316
  Selling and promotional
    expenses.................       1,297          516         1,075         2,606          516         2,098
  General and administrative
    expenses.................       3,063        1,397         1,788         5,305        1,531         3,326
  Amortization of goodwill...         252          169           260           504          169           512
                               -----------  -----------       ------    -----------  -----------  -------------
  Total costs and expenses...       8,544        4,186         5,992        15,321        4,320        11,252
                               -----------  -----------       ------    -----------  -----------  -------------
Income from campus
  operations.................         768        1,184           726           219        1,050           308
Income from management
  agreement..................      --               50            52            23           50            30
                               -----------  -----------       ------    -----------  -----------  -------------
Income from operations.......         768        1,234           778           242        1,100           338
Interest expense.............         300          460           312         1,210          460         1,239
Other income--net............          56            2            59            56            2           117
                               -----------  -----------       ------    -----------  -----------  -------------
Income (loss) before income
  taxes and extraordinary
  item.......................         524          776           525          (912)         642          (784)
Provision for income taxes...        (310)        (480)         (314)          164         (480)          109
                               -----------  -----------       ------    -----------  -----------  -------------
Income (loss) before
  extraordinary item.........         214          296     $     211          (748)         162     $     (675)
                                                           ---------                              -------------
                                                           ---------                              -------------
Extraordinary loss less
  applicable income taxes
  (Note 4)...................        (960)      --                            (960)      --
                               -----------  -----------                 -----------  -----------
Net income (loss)............   $    (746)   $     296                   $  (1,708)   $     162
                               -----------  -----------                 -----------  -----------
                               -----------  -----------                 -----------  -----------
Income (loss) per share
  before extraordinary
  item.......................   $    0.02                  $    0.02     $   (0.09)                 $   (0.08)
Net loss per share...........   $   (0.08)                               $   (0.20)
Weighted average shares and
  common equivalents
  outstanding................      10,319                     10,319
Weighted average shares
  outstanding................       9,621                                    8,417                       8,417
Supplementary income
  (loss) per share (8)
Income (loss) per share
  before extraordinary
  item.......................   $    0.03                  $    0.03     $   (0.01)                 $   (0.01)
Net loss per share...........   $   (0.06)                               $   (0.10)
Weighted average shares and
  common equivalents
  outstanding................      11,019                     11,019
Weighted average shares
  outstanding................      10,321                                   10,155                      10,155

                 See notes to consolidated financial statements.


                          EduTrek International, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                             SIX MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)......................................................................   $  (1,708)   $     162
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Extraordinary loss before applicable income taxes (Note 4).........................       1,600       --
    Depreciation and amortization......................................................       1,165          290
    Amortization of loan discount......................................................          22           72
    Decrease (increase) in accounts receivable.........................................      (1,236)         983
    Increase in accounts payable and accrued liabilities...............................         135           96
    Increase (decrease) in unearned revenues...........................................       3,667       (2,659)
    Decrease in value-added taxes payable..............................................        (335)        (299)
    Decrease in income taxes payable...................................................        (976)         (56)
    Other..............................................................................      (1,832)         398
                                                                                         -----------  -----------
  Net cash provided by (used in) operating activities..................................         502       (1,013)
                                                                                         -----------  -----------
INVESTING ACTIVITIES
  Acquisition of Predecessor...........................................................      --          (30,746)
  Purchases of property, plant, and equipment..........................................      (1,113)         (85)
                                                                                         -----------  -----------
  Net cash used in investing activities................................................      (1,113)     (30,831)
                                                                                         -----------  -----------
FINANCING ACTIVITIES
  Net receipts (payments)--line-of-credit and other....................................      (3,003)         258
  Net payments under capital lease obligations.........................................         (62)        (384)
  Long-term debt additions (payments)..................................................     (24,500)      28,643
  Proceeds from issuance of common stock...............................................      34,580        4,000
                                                                                         -----------  -----------
  Net cash provided by financing activities............................................       7,015       32,517
                                                                                         -----------  -----------
  Effect of exchange rate changes on cash..............................................          (1)          60
                                                                                         -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................................   $   6,403    $     733
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................         678          154
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................       7,081          887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...........................................................................   $   1,431    $     128
    Income taxes.......................................................................         199       --

               See notes to consolidated financial statements.

                          EduTrek International, Inc.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1--BASIS OF PRESENTATION

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

    The results of operations for three and six months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year ending May 31, 1998. For further information, refer to the financial statements and notes thereto for the fiscal year ended May 31, 1997 included in the Company's Registration Statement on Form S-1, as amended, and related prospectus as filed with the Securities and Exchange Commission.

    The Company effected a 7 for 1 stock split in June 1997. All share and per share information in the accompanying unaudited consolidated financial statements have been restated to reflect the stock split as if such had occurred as of the earliest period presented.

NOTE 2--ACQUISITION

    The Company, formerly known as E Holdings, Inc., was organized by Mr. Steve Bostic, the Company's current Chairman and Chief Executive Officer, on July 1, 1996 for the purpose of acquiring all of the capital stock of EduTrek Systems, Inc. ("EduTrek Systems") (a company also controlled by Mr. Bostic), American Intercontinental University, Inc. ("AIU, Inc."), formerly known as American European Corporation, and American College in London, Ltd. U.S., as well as 85% of the membership interests of American European Middle East Corporation, L.L.C. ("AEMEC" which, together with AIU, Inc. and American College in London, Ltd., U.S. are collectively referred to herein as the "Predecessor"). On October 8, 1996, the Company acquired the capital stock and membership interests of the Predecessor which, prior to its acquisition, operated The American College, now known as American Intercontinental University ("AIU"). The purchase price for the acquisition of the Predecessor was approximately $38.0 million. Also on October 8, 1996, the Company acquired all of the issued and outstanding capital stock of EduTrek Systems for an aggregate of 105,000 shares of Class A Common Stock and 1,995,000 shares of Class B Common Stock.

    The Company did not acquire the Predecessor until October 8, 1996. Accordingly, the financial statements of the Company for the period from July 1, 1996 through October 7, 1996 do not include the Predecessor. EduTrek Systems is included in the financial statements of the Company from July 1, 1996, the date of the Company's formation, in a manner similar to a pooling of interests.

Note 3--Basis for Pro Forma Presentation

    The pro forma presentation in the accompanying unaudited financial statements assumes that the Company was formed on June 1, 1996 and gives effect to the acquisitions of the Predecessor and EduTrek Systems as if such acquisitions had occurred on June 1, 1996 and that cash proceeds from the September 23, 1997 initial public offering (the "Offering") were received on September 29, 1996 and were used to retire applicable debt.

    The pro forma adjustments for the three months ended detailed below reflect (i) the addition of revenue and related costs of the Predecessor for the month of September 1996, (ii) the elimination of identifiable nonrecurring actual costs incurred by the Predecessor for the month of September 1996, (iii) adjustments for identifiable actual costs which would have been incurred by the Company to replace certain of the eliminated costs resulting from the ownership change in September 1996, (iv) elimination of interest expense which would not have occurred due to the use of Offering proceeds, (v) the impact on income taxes resulting from the change to C Corporation status from the Predecessor's and EduTrek Systems's S Corporation status for income tax purposes, and (vi) the addition of the extraordinary loss resulting from the retirement of debt due to the use of the Offering proceeds.

    Revenue was adjusted by the addition of $1,348,000 in revenue for the month of September 1996 along with related expenses.

    General and administrative expenses were adjusted to eliminate $490,000 in net expenses relating to the addition of Company expenses of $206,000 for staff, office space, and the cost of being a public company less elimination of Predecessor expenses of $696,000 for staff, bonuses, office space, and expenses relating to assets purchased by the selling shareholder of the Predecessor.

    Amortization of goodwill was adjusted by the addition of $84,000 to reflect the effect of goodwill amortization for the month of September.

    Interest expense was adjusted by the elimination of $335,000 in net interest expense relating to the addition of interest expense of $253,000 for September, the elimination of interest expense of $469,000 for October and November resulting from the retirement of debt from the use of Offering proceeds, and the elimination of interest expense of $119,000 relating to the selling of shareholder related debt.

    Other income-net was adjusted by the elimination of $23,000 of interest income from shareholder notes paid in full at the date of acquisition and the addition of interest income of $52,000 relating to the investment of net Offering proceeds after retirement of applicable debt.

    Provision for income taxes was adjusted by $166,000 to give effect to the losses of the Predecessor and EduTrek Systems for September. Prior to the acquisition both were S Corporations and, therefore, had no federal tax obligations.

    The extraordinary item represents a loss of $1,600,000 less related income tax effect of $640,000 to reflect the retirement of debt due to the use of the Offering proceeds (see related Note 4 below).

    Pro forma weighted average shares and common equivalents outstanding of 10,319,000 include 4,099,000 of Class A Common Stock and 6,335,000 shares of Class B Common Stock issued and outstanding at the end of the second quarter adjusted for all outstanding warrants and options (725,382) with respect to Class A Common Stock. The number of shares outstanding from the assumed exercise of all warrants and stock options is measured under the treasury stock method.

NOTE 4--EXTRAORDINARY ITEM

    The extraordinary item represents a loss of $1,600,000 less related income tax effect of $640,000 from the retirement of the Company's term loan with NationsBank, N.A. and its subordinate debt with Stratford Capital Partners, L.P. and GMM Investors SBIC, L.P. The funds used to retire the debt represent a portion of the proceeds from the sale of 2,990,000 shares of the Company's Class A Common Stock.

Note 5--Consolidation

    Effective September 1, 1997, AEMEC entered into an agreement with Middle East Colleges, Ltd. ("MEC") to modify certain aspects of their joint venture agreement relating to the operation of The American College in Dubai ("Dubai"). These modifications give effective control of the joint venture to AEMEC as defined in Statement of Financial Accounting Standards ("SFAS") 94 and require consolidation of the financial statements of Dubai with those of the Company as of September 1, 1997. Prior to this date, AEMEC's portion of the net income from Dubai had been reported in the income statement of the Company as "income from management agreement." The result of these modifications and related consolidation is not expected to change AEMEC's income related to Dubai.

Note 6--Subsequent Events

    On December 3, 1997, one warrant holder exercised its option to purchase 177,723 shares of Class A Common Stock at an exercise price of $.0014 per share. There are no remaining warrants outstanding.

    On December 10, 1997, the Company and ITI Education Corporation (ITI) signed a definitive agreement under which the Company will issue .3021 shares of common stock for each share of ITI exchanged shares resulting in a transaction valued at approximately $75 million. The transaction, which has been approved by the Boards of Directors of both the Company and ITI, is expected to close in the second calendar quarter of 1998. Completion of the transaction is subject to regulatory review and approval by the shareholders of both companies. Upon completion of the transaction, which is expected to be accounted for as a pooling of interests, ITI will be a subsidiary of the Company, and shareholders of ITI will hold approximately 22.5% of the Company's common stock.

Note 7 -- New Accounting Pronouncements

    The Financial Accounting Standards Board recently issued SFAS 128 "Earnings Per Share" and SFAS 130 "Reporting Comprehensive Income." SFAS 128 establishes standards for computing and presenting earnings per share and is effective for the Company for the third quarter ending February 28, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for the Company in fiscal year ending May 31, 1999. Management believes there will be no material impact to the Company's consolidated financial statements for the adoption of these new accounting pronouncements.

Note 8 -- Supplementary Income (Loss) Per Share

    Supplementary income (loss) per share represents income (loss) before extraordinary loss and net income (loss) adding back interest expense, effected for income taxes, totaling approximately $150,000 for the three months ended November 30, 1997 and 1996 (pro forma) and approximately $600,000 for the six months ended November 30, 1997 and 1996 (pro forma) related to $28.6 million of long-term debt retired in the Company's Offering. The shares issued in the Offering totaling 2,990,000 shares of Class A Common Stock are assumed to be outstanding as of the beginning of all periods presented.

NOTE 9--CONTINGENCIES

    The Company is a party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, operations, or cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the results of operations and financial condition of the Company and the Predecessor should be read in conjunction with the "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the Predecessor's Consolidated Financial Statements and the Notes thereto for the fiscal year ended May 31, 1997 included in the Company's Registration Statement on Form S-1, as amended, and the related prospectus as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three months and six months ended November 30, 1997 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended May 31.

    This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company and the Predecessor:

                                                            THREE MONTHS ENDED NOVEMBER 30,      SIX MONTHS ENDED NOVEMBER 30,
                                                          ----------------------------------  ------------------------------------
                                                                                    1996                                 1996
                                                            1997       1996     PRO FORMA (3)     1997     1996 (2)  PRO FORMA (3)
                                                          --------   ---------  ------------  ----------   --------  ------------
Net revenues.............................................   100.0%      (a)        100.0%        100.0%      (a)        100.0%
Costs and expenses:
  Cost of education and facilities.......................    42.2%                  42.7%         44.4%                  46.0%
  Selling and promotional expenses.......................    13.9%                  16.0%         16.8%                  18.1%
  General and administrative expenses....................    32.9%                  26.6%         34.1%                  28.8%
  Amortization of goodwill...............................     2.7%                   3.9%          3.2%                   4.4%
                                                          --------              ------------  ----------             ------------
      Total costs and expenses...........................    91.8%                  89.2%         98.6%                  97.3%
                                                          --------              ------------  ----------             ------------
Income from campus operations............................     8.2%                  10.8%          1.4%                   2.7%
Income from management agreement.........................     0.0%                   0.8%          0.1%                   0.3%
                                                          --------              ------------  ----------             ------------
Income from operations...................................     8.2%                  11.6%          1.6%                   2.9%
Interest expense.........................................     3.2%                   4.6%          7.8%                  10.7%
Other income--net........................................     0.6%                   0.9%          0.4%                   1.0%
                                                          --------              ------------  ----------             ------------
Income (loss) before income taxes and extraordinary item.     5.6%                   7.8%         (5.9%)                 (6.8%)
Provision for income taxes...............................    (3.3%)                 (4.7%)         1.1%                   0.9%
                                                          --------              ------------  ----------             ------------
Income (loss) before extraordinary item..................     2.3%                   3.1%         (4.8%)                 (5.8%)
                                                          --------              ------------  ----------             ------------
                                                          --------              ------------  ----------             ------------

(a) Because the results of the Company during the period from July 1996 through October 1996 related primarily to the Company's acquisition activities, were non-operational in nature and were immaterial in amount, and generated no revenue, the Company has not presented information with respect to the period from July 1, 1996 through November 30, 1996 as this information would not be meaningful. EduTrek International, Inc.

    The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor and all of the capital stock of EduTrek Systems. Prior to the Company's acquisition of the Predecessor in October 1996, the Company's operations were de minimis as its principal operations primarily related to the acquisition of the Predecessor. The following discussion compares the Company's results for the three months and six months ended November 30, 1997 to the Predecessor's pro forma results for the three months and six months ended November 30, 1996. The pro forma results of the Predecessor as described herein assume that the acquisition of the Predecessor occurred on June 1, 1996 and that the Offering occurred at the end of September 1996. The period June through August is comprised of AIU's Summer I term and one-half of AIU's Summer II term. The period from September through November is comprised of one-half of AIU's Summer II term and two-thirds of AIU's Fall term.

    Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996 (Pro Forma)

    NET REVENUES. Net revenues increased by approximately $2.6 million, or 38.6%, from $6.7 million for the three months ended November 30, 1996 (pro forma) (the "1996 period") to $9.3 million for the three months ended November 30, 1997 (the "1997 period"). Of the 38.6% increase, 17.9%, or approximately $1.2 million, was due to the consolidation of The American College in Dubai ("Dubai") (see Note 5 of notes to financial statements). Of the remaining 20.7%, 9.9%, or approximately $668,000, was due to an increase in student enrollment and 4.9%, or approximately $329,000, was the result of a tuition increase. The remaining 5.9%, or approximately $397,000, was from revenues from the Company's corporate education division, which did not begin generating revenues until June 1997. All campuses had increases in net revenues and student enrollments from the 1996 period to the 1997 period. Enrollment for the Summer II term totaled 1,112 in the 1997 period, up from 868 in the 1996 period. Enrollment for the Fall term totaled 3,045 in the 1997 period, up from 2,815 in the 1996 period.

    COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $1.1 million, or 37.1%, from $2.9 million in the 1996 period to $3.9 million in the 1997 period. Education costs increased approximately $695,000, or 43.0%, from $1.6 million in the 1996 period to $2.3 million in the 1997 period. Of the 43.0% increase, 16.7%, or approximately $270,000, relates to the consolidation of Dubai; 20.2%, or approximately $326,000, was due to salary and other cost increases; and 6.1%, or approximately $99,000, was due to royalty payments associated with curriculum licensing for the Company's corporate education division, which did not begin generating revenues until June 1997. Facility costs increased approximately $369,000, or 29.4%, from $1.3 million in the 1996 period to $1.6 million in the 1997 period. Of the 29.4% increase, 8.8%, or approximately $111,000, relates to the consolidation of Dubai. The remaining 20.6%, or approximately $258,000, is due to rent increases and an increase in the number of housing students. As a percentage of net revenues, costs of education and facilities decreased slightly from 42.7% in the 1996 period to 42.2% in the 1997 period.

    SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $222,000, or 20.7%, from $1.1 million in the 1996 period to $1.3 million in the 1997 period. Of the 20.7% increase, 6.4%, or approximately $69,000, relates to the consolidation of Dubai. Of the remaining 14.3%, 3.7%, or approximately $39,000, relates to increases in marketing and advertising expenses at the Company's campuses during the 1997 period, and 10.6%, or approximately $114,000, was due to commissions paid to salespeople in the Company's corporate education division during the 1997 period. Selling and promotional expenses decreased as a percentage of net revenues from 16.0% in the 1996 period to 13.9% in the 1997 period primarily due to net revenues increasing at a higher rate than marketing costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $1.3 million, or 71.3%, from $1.8 million in the 1996 period to $3.1 million in the 1997 period. Of the 71.3% increase, 32.7%, or approximately $584,000, relates to the consolidation of Dubai. The remaining increase in costs was primarily due to additions of personnel at the home office related to new program development. As a percentage of net revenues, general and administrative expenses increased from 26.6% in the 1996 period to 32.9% in the 1997 period.

    AMORTIZATION OF GOODWILL. Amortization of goodwill of $252,000 in the 1997 period was the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period. The pro forma results of the Predecessor for the 1996 period assume goodwill expense of $252,000.

    INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai management agreement is zero in the 1997 period due to the consolidation of Dubai effective September 1, 1997 (see Note 5 of notes to financial statements). The portion of income from operations related to Dubai is approximately $155,000, which represents an increase of 198.1% primarily due to an increase in enrollment of 42% over the 1996 period.

    INTEREST EXPENSE. Interest expense decreased approximately $12,000, or 3.8%, from $312,000 in the 1996 period to $300,000 in the 1997 period. The interest expense is primarily due to borrowing costs in the month of September (before the Offering).

    OTHER INCOME -NET. Other income--net decreased slightly from $59,000 for the 1996 period to $56,000 for the 1997 period.

    Six Months Ended November 30, 1997 Compared to Six Months Ended November 30, 1996 (Pro Forma)

    NET REVENUES. Net revenues increased by approximately $4.0 million, or 34.4%, from $11.6 million for the six months ended November 30, 1996 (pro forma) (the "six month 1996 period") to $15.5 million for the six months ended November 30, 1997 (the "six month 1997 period"). Of the 34.4% increase, 10.4%, or approximately $1.2 million, was due to the consolidation of Dubai. Of the remaining 24.0%, 12.4%, or approximately $1.4 million, was due to an increase in student enrollment and 5.1%, or approximately $595,000, was the result of an effective price increase. The remaining 6.5%, or approximately $748,000, was derived from revenues from the Company's corporate education division, which did not begin generating revenues until June 1997. All campuses had increases in net revenues and student enrollments from the six month 1996 period to the six month 1997 period. Enrollments for the first and second Summer terms totaled 2,739, up from 2,244 the previous year, and enrollment for the Fall term totaled 3,045, up from 2,815 the previous year.

    COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $1.6 million, or 29.9%, from $5.3 million in the six month 1996 period to $6.9 million in the six month 1997 period. Education costs increased approximately $1.0 million, or 34.9%, from $3.0 million in the six month 1996 period to $4.0 million in the six month 1997 period. Of the 34.9% increase, 9.0%, or approximately $270,000, relates to the consolidation of Dubai; 19.7%, or approximately $590,000, was due to salary and other cost increases; and 6.2%, or approximately $187,000, was due to royalty payments associated with curriculum licensing for the Company's corporate education division, which did not begin generating revenues until June 1997. Facility costs increased approximately $544,000, or 22.7%, from $2.4 million in the six month 1996 period to $2.9 million in the six month 1997 period. Of the 22.7% increase, 4.6%, or approximately $111,000, relates to the consolidation of Dubai. The remaining 18.1%, or approximately $433,000, is primarily due to an increase in the number of housing students. Costs of education and facilities decreased as a percentage of net revenues from 46.0% in the six month 1996 period to 44.4% in the six month 1997 period primarily due to greater net revenues being spread over the fixed costs related to centralized student services.

    SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $508,000, or 24.2%, from $2.1 million in the six month 1996 period to $2.6 million in the six month 1997 period. Of the 24.2% increase, 3.3%, or approximately $69,000, relates to the consolidation of Dubai. Of the remaining 20.9%, 10.5%, or approximately $220,000, relates to increases in marketing and advertising expenses at the Company's campuses during the 1997 period, and 10.4%, or approximately $219,000 was due to commissions paid to salespeople in the Company's corporate education division during the six month 1997 period. Selling and promotional expenses decreased as a percentage of net revenues from 18.1% in the six month 1996 period to 16.8% in the six month 1997 period primarily due to net revenues increasing at a higher rate than marketing costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.0 million, or 59.5%, from $3.3 million in the six month 1996 period to $5.3 million in the six month 1997 period. Of the 59.5% increase, 17.6%, or approximately $584,000 relates to the consolidation of Dubai. The remaining increase in costs was primarily due to additions of personnel at the home office related to new program development. As a percentage of net revenues, general and administrative expenses increased from 28.8% in the six month 1996 period to 34.1% in the six month 1997 period.

    AMORTIZATION OF GOODWILL. Amortization of goodwill of $504,000 in the six month 1997 period was the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period. The pro forma results of the Predecessor for the 1996 period assume goodwill expense of $504,000.

    INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai management agreement decreased 23.3%, approximately $7,000, from the six month 1996 period due to the consolidation of Dubai effective September 1, 1997 (see
Note 5 of notes to financial statements) . The portion of income from operations related to Dubai for the six month 1997 period is approximately $178,000, which represents an increase of 493.3% primarily due to an increase in enrollment of 51% over the six month 1996 period.

    INTEREST EXPENSE. Interest expense remained relatively constant during the six month 1996 and 1997 periods. The interest expense is primarily due to borrowing costs in the months of June, July, August, and September (before the Offering).

    OTHER INCOME -NET. Other income--net decreased by approximately $61,000, or 52.1%, primarily due to a nonrecurring health insurance refund in the 1996 period.

SEASONALITY

    The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, first quarter (June through August) enrollments and related revenues generally are lower than other quarters due to traditionally lower student enrollment levels in the summer terms. First quarter costs and expenses historically are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first quarter declines in net revenues. Second quarter (September through November) enrollments and related revenues are generally higher than the first quarter but lower than the third and fourth quarters, as the second quarter is comprised of one-half of AIU's Summer II term and two-thirds of AIU's Fall term. Second quarter costs and expenses historically are lower as a percentage of net revenues compared to first quarter but are higher compared to the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operating activities and capital requirements principally from cash provided by operating activities, proceeds from its Offering completed September 29, 1997, and borrowings under its revolving loan (the "Revolving Loan"). Borrowings under the Revolving Loan currently bear interest at 9.5% and are payable quarterly. As of November 30, 1997, the maximum permitted borrowings under the Revolving Loan was $1.75 million. On October 1, 1998 the maximum permitted borrowings under the Revolving Loan will be further reduced to $1.0 million. There has been no outstanding balance against the Revolving Loan since September 1997.

    On September 29, 1997, the Company raised approximately $34.6 million, net of underwriting discounts and commission and offering expenses, in its initial public offering of Class A Common Stock. The Company used $28,571,000 of the proceeds to repay long-term debt and related accrued and unpaid interest incurred in connection with the acquisition of the Predecessor and approximately $620,000 to repay short-term debt outstanding under the Revolving Loan. The remaining net proceeds of approximately $5,691,000 are being used for general corporate purposes, including working capital requirements of the Company resulting from its growth.

    The Company experienced positive operating cash flow of approximately $2.6 million for the 1997 period which was primarily the result of AIU's Fall term tuition receipts and noncash depreciation and amortization charges of approximately $594,000. The Company experienced negative operating cash flow of approximately $2.1 million for the first quarter of 1997 and positive operating cash flow of $.5 million for the six month 1997 period .

    The Company's capital assets consist primarily of classroom equipment (such as computers, software, and video equipment), classroom and office furniture, and leasehold improvements. All building facilities are leased. The Company plans to continue to expand current facilities, upgrade and replace equipment, and open new campuses. During the 1997 period, the Company spent approximately $695,000 to upgrade certain classroom equipment and furniture and for other capital items. During the remainder of fiscal 1998, the Company intends to make certain improvements to its campuses including furniture, fixtures and equipment improvements, computerizing classrooms, and implementing electronic library systems at an estimated cost of $1.1 million. Also by June 1998, the Company plans to implement the Master of Information Technology ("MIT") program in the Los Angeles campus curricula. The Company implemented the MIT program in December of 1997 in the Atlanta campus curricula with investment and start-up costs of approximately $1.5 million. The Company estimates that the total cash required to implement the Los Angeles MIT program, including computers, software, leasehold improvements, license fees and other start-up expenses, will be approximately $2.0 million. The Company anticipates that these investment and start-up costs of approximately $3.5 million will be funded primarily from cash generated from operations, the Revolving Loan, proceeds from the Offering, and a line of credit currently being negotiated with a bank that would replace the existing Revolving Loan. The Company expects primarily to use cash flow to repay such investment and start-up costs associated with the implementation of the MIT program over a period of approximately two years. To support its growth, the Company also is implementing a centralized information system to integrate AIU's campus operations and financial data including admissions, financial aid, student services, placement services, and default management. The Company anticipates that the information system will be fully operational by the end of fiscal 1998 and that it will require approximately $1.0 million in fiscal 1998 to develop and implement this integrated information system.

    While the Company's financing agreements limit the amount of capital expenditures that may be incurred by the Company, management intends to renegotiate on terms acceptable to the Company, although there can be no assurance that such renegotiation, if undertaken, will be successful. To take advantage of the highly fragmented postsecondary education market and to expand its international presence, from time to time the Company also plans to acquire existing schools in favorable locations throughout the U.S. as well as utilize joint ventures to open campuses outside the U.S. The Company's ability to fund its working capital and capital expenditure requirements, implement the MIT program, make interest payments, fund future acquisitions, and meet it other cash requirements, depends on, among other things, cash generated from operations, the Revolving Loan, proceeds from the Offering, and a line of credit currently being negotiated with a bank that would replace the existing Revolving Loan. Management believes that such sources, together with the remaining net proceeds of the Company's Offering, will be sufficient to meet the Company's capital requirements and operating needs for the remainder of fiscal 1998. However, if there is a significant reduction of internally generated funds or if the Company is unable to satisfy the financial covenants of the Revolving Loan, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

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

Presently, approximately 27% of the Company's net revenues is derived from Title IV Programs. Based on the consolidated financial statements of the Company as of November 30, 1997, AIU does not satisfy all financial responsibility standards. At November 30, 1997, the Company had a positive tangible net worth of $1.7 million, but its acid test ratio of .7 was under the required 1.0 ratio. Notwithstanding, the Company has maintained AIU's eligibility to continue participating in the Title IV Programs by posting an irrevocable letter of credit in the amount of $3.75 million in favor of the U.S. Department of Education, which amount is approximately 50% of the Title IV Program funds received by students enrolled at AIU. The letter of credit was posted on March 19, 1997 and will expire on March 31, 1998. Because the amount of the letter of credit is based on the amount of Title IV Program funds received by AIU's students, to the extent that such funds have increased during 1997, the Company may be required to increase the letter of credit on or around March 19, 1998, the date the U.S. Department of Education re-assesses AIU's compliance with the financial responsibility standards. The Company believes that it will have sufficient liquidity to increase the letter of credit should the U.S. Department of Education so require. However, there can be no assurance that, if required, the Company will be able to maintain its letter of credit or increase its letter of credit in the future. In addition, expenditures required to implement the MIT program may adversely affect the Company's ability to satisfy these financial responsibility standards. Because the HEA and the regulations promulgated thereunder (the "Regulations") are subject to amendment, and because the U.S. Department of Education may change its interpretation of the HEA and the Regulations, there can be no assurance that such requirements will not change in the future.

    On December 10, 1997, the Company and ITI Education Corporation (ITI) signed a definitive agreement under which the Company will issue .3021 shares of common stock for each share of ITI common stock resulting in a transaction valued at approximately $75 million. The transaction, which has been approved by the Boards of Directors of both the Company and ITI, is expected to close in the second calendar quarter of 1998. Completion of the transaction is subject to regulatory review and approval by the shareholders of both companies. Upon completion of the transaction, which is expected to be accounted for as a pooling of interests, ITI will be a subsidiary of the Company, and shareholders of ITI will hold approximately 22.5% of the Company's common stock.

IMPACT OF INFLATION

    The Company does not believe its operations have been materially affected by inflation.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            11.1--Earnings Per Share Calculation
            27.1--Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended November 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EDUTREK INTERNATIONAL, INC.

Date: January 13, 1998          By: /S/ Steve Bostic
                                    --------------------------------------
                                    Steve Bostic, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Date: January 13, 1998          BY: /S/ Donald J. Blankers
                                    --------------------------------------
                                    Donald J. Blankers, Chief Financial
                                    Officer (principal financial and
                                    accounting officer)