Form 10-Q
period 1998-02-28
EDUTREK INT INC
filed 1998-04-14
CIK 1041075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
        February 28, 1998                                               0-23021


                           EDUTREK INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                              58-2255472
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

3340 Peachtree Road, Suite 2000, Atlanta, Georgia                         30326
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

                  Yes    X                                    No
                       ----                                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value per share         4,336,931 shares
 --------------------------------------------------   -------------------------
              Class                               Outstanding at March 31, 1998

Class B Common Stock, without par value per share         6,293,000 shares
-------------------------------------------------     -------------------------
              Class                               Outstanding at March 31, 1998

                           EduTrek International, Inc.
                                 Form 10-Q Index



                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .......................................................................    1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    7

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...........................................................   14


PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                          EduTrek International, Inc.
                           Consolidated Balance Sheet
                      (In thousands, except share amounts)



                                                                                February 28,    May 31,
                                                                                    1998         1997
                                                                                ------------   --------
                                                                                (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents ....................................................   $ 7,378   $   678
  Accounts receivable -- net of allowance for doubtful accounts of
    $286 and $33, respectively .................................................     2,922       272
  Other ........................................................................     1,053       375
                                                                                   -------   -------
Total current assets ...........................................................    11,353     1,325
Property, plant, and equipment -- net ..........................................     5,765     4,737
Goodwill -- net of accumulated amortization of $1,452 and $696, respectively ...    38,855    39,611
Deferred financing cost -- net of accumulated amortization of $165 .............      --       1,156
Other ..........................................................................     1,826       842
                                                                                   -------   -------
                                                                                   $57,799   $47,671
                                                                                   -------   -------
                                                                                   -------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable .............................................................   $ 1,858   $ 1,501
  Accrued expenses .............................................................     1,105     1,167
  Value-added tax payable ......................................................       274       606
  Unearned revenues ............................................................     7,603     3,997
  Income taxes payable .........................................................     1,075     1,756
  Notes payable ................................................................       407      --
  Current maturities -- long-term debt .........................................       489     2,014
                                                                                   -------   -------
Total current liabilities ......................................................    12,811    11,041
Long-term debt -- less current maturities ......................................     1,717    27,649
Due to affiliates ..............................................................      --         412
Other liabilities ..............................................................       794       692
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, Class A voting, one vote per share, without par value, 40,000,000     36,565     1,287
shares authorized, 4,319,041 and 665,000, issued and outstanding, respectively
Common stock, Class B voting, ten votes per share, without par value, 10,000,000     3,973     4,000
shares authorized, 6,293,000 issued and outstanding
Common stock warrants ..........................................................      --         677
Foreign currency translation ...................................................       122       147
Retained earnings ..............................................................     1,817     1,766
                                                                                     -----     -----
Total shareholders' equity .....................................................    42,477     7,877
                                                                                    ------     -----
                                                                                   $57,799   $47,671
                                                                                   -------   -------
                                                                                   -------   -------



                 See notes to consolidated financial statements.

                          EduTrek International, Inc.
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                          Three Months Ended February 28,       Nine Months Ended February 28,
                                                          -------------------------------       ------------------------------
                                                                                1997                                    1997
                                                         1998        1997     Pro Forma (3)   1998       1997 (2)    Pro Forma (3)
                                                         ----        ----     -------------   ----       --------    -------------
                                                     (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)
Net revenues .....................................   $ 12,701    $  8,803    $  8,803    $ 28,241       $ 14,173    $ 20,363
Costs and expenses:
  Cost of education and facilities ...............      4,647       3,217       3,217      11,553          5,321       8,533
  Selling and promotional expenses ...............      1,801         868         868       4,407          1,384       2,966
  General and administrative expenses ............      2,886       1,961       2,253       8,191          3,492       5,579
  Amortization of goodwill .......................        252         253         253         756            422         765
                                                       -------      ------     -------     -------        -------      ------
  Total costs and expenses .......................      9,586       6,299       6,591      24,907         10,619      17,843
                                                       -------      ------     -------     -------        -------      ------
Income from campus operations ....................      3,115       2,504       2,212       3,334          3,554       2,520
Income from management agreement .................       --           194         194          23            244         224
                                                       -------      ------     -------     -------        -------      ------
Income from operations ...........................      3,115       2,698       2,406       3,357          3,798       2,744
Interest expense .................................         65         991          50       1,275          1,451       1,289
Other income -- net ..............................         81          21          99         137             23         216
                                                       -------      ------     -------     -------        -------      ------
Income before income taxes and extraordinary item       3,131       1,728       2,455       2,219          2,370       1,671
Provision for income taxes .......................     (1,353)       (793)     (1,084)     (1,189)        (1,273)       (975)
                                                       -------      ------     -------     -------        -------      ------
Income before extraordinary item .................      1,778         935    $  1,371       1,030          1,097    $    696
                                                                             --------                               ---------
                                                                             --------                               ---------
Extraordinary loss less applicable income taxes ..       --          --                      (960)          --
                                                       -------      ------                -------        -------
Net income .......................................   $  1,778    $    935                 $     70       $  1,097
                                                     --------    --------                 --------       --------
                                                     --------    --------                 --------       --------
Basic income per share before extraordinary item..   $   0.17                $   0.13      $   0.11                 $   0.08
Basic net income per share .......................   $   0.17                              $   0.01
Diluted income per share before extraordinary item   $   0.16                $   0.12      $   0.10                 $   0.07
Diluted net income ...............................   $   0.16                              $   0.01
Average shares outstanding .......................     10,608                  10,608         9,161                    9,161
Dilutive effect of stock options .................        456                     456           750                      750
                                                     --------                --------       -------                  -------
Average shares outstanding assuming dilution .....     11,064                  11,064         9,911                    9,911

               See notes to consolidated financial statements.

                          EduTrek International, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                      Nine Months Ended February 28,
                                                                      ------------------------------
                                                                           1998            1997
                                                                      ---------------  -------------
                                                                       (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
Net income ..........................................................     $     70        $  1,097
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Extraordinary loss before applicable income taxes .................        1,600            --
  Depreciation and amortization .....................................        1,847             692
  Amortization of loan discount .....................................           22              94
  Decrease (increase) in accounts receivable ........................       (2,650)            887
  Increase in accounts payable and accrued liabilities ..............          295             465
  Increase (decrease) in unearned revenues ..........................        3,606          (4,617)
  Decrease in value-added taxes payable .............................         (332)           (668)
  Increase (decrease) in income taxes payable .......................         (681)            737
  Other .............................................................       (1,726)            183
                                                                            -------         -------
  Net cash provided by (used in) operating activities ...............        2,051          (1,130)
                                                                            -------         -------
INVESTING ACTIVITIES
  Acquisition of Predecessor ........................................         --           (30,746)
  Purchases of property, plant, and equipment .......................       (2,005)           (255)
  Other .............................................................         (346)           --
                                                                            -------         -------
  Net cash used in investing activities .............................       (2,351)        (31,001)
                                                                            -------        --------
FINANCING ACTIVITIES
  Net receipts (payments) -- line-of-credit and other ...............       (3,003)          1,093
  Net additions (payments) under capital lease obligations ..........           73            (502)
  Net long-term debt (payments) proceeds ............................      (24,587)         27,576
  Proceeds from issuance of common stock ............................       34,580           4,000
  Other .............................................................          (38)           --
                                                                            -------         -------
  Net cash provided by financing activities .........................        7,025          32,167
                                                                            -------         -------
  Effect of exchange rate changes on cash ...........................          (25)             (6)
                                                                            -------         -------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................        6,700              30
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................          678             154
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................     $  7,378        $    184
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest ..........................................................     $  1,495        $    354
  Income taxes ......................................................        1,212            --

                 See notes to consolidated financial statements.

                           EduTrek International, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, which EduTrek International, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for three and nine months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year ending May 31, 1998. For further information, refer to the financial statements and notes thereto for the fiscal year ended May 31, 1997 included in the Company's Registration Statement on Form S-1, as amended, and related prospectus as filed with the Securities and Exchange Commission.

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

The pro forma adjustments for the three months ended detailed below reflect (i) adjustments for identifiable actual costs which would have been incurred by the Company to replace certain of the eliminated costs resulting from the ownership change, (ii) elimination of interest expense which would not have occurred due to the use of Offering proceeds, and (iii) the addition of other income-net related to the investment of net Offering proceeds.


     General and administrative expenses were adjusted by the addition of Company expenses of $292,000 for staff, office space, and the cost of being a public company.

     Interest expense was adjusted by the elimination of $941,000 relating to the retirement of debt from the use of Offering proceeds.

     Other income-net was adjusted by the addition of interest income of $78,000 relating to the investment of net Offering proceeds after retirement of applicable debt.

     Provision for income taxes was adjusted by $291,000 to give effect to the pro forma adjustments.

     Pro forma average shares outstanding, assuming dilution, of 11,089,000 include 4,796,000 of Class A Common Stock and 6,293,000 shares of Class B Common Stock issued and outstanding at the end of the third quarter adjusted for all outstanding warrants and options with respect to Class A Common Stock. The number of shares outstanding from the assumed exercise of all warrants and stock options is measured under the treasury stock method.

Note 4 - Significant Accounting Policies

Other Assets -- The Company has approximately $313,000 of pre-opening costs included in Other Assets at February 28, 1998. The Company's policy is to capitalize all pre-opening costs except those costs related to advertising prior to the commencement of a new educational program. Pre-opening costs are amortized over twelve months upon commencement of the new program.

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) will require the Company to expense all pre-opening costs as incurred and to write off any pre-opening costs included on the balance sheet beginning in June 1999 (SOP 98-5 takes effect for fiscal years beginning after December 15, 1998).

Note 5 - New Accounting Pronouncements

In the current quarter ending February 28, 1998, the Company adopted SFAS 128 "Earnings Per Share." In accordance with SFAS 128, the Company has presented both basic net income per share and diluted net income per share in all statements of operations presented.

Note 6 - Consolidation

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

Note 7 - Subsequent Events

On February 16, 1998, the Company entered into a 138-month lease for a 75,711 square foot building in the North Atlanta area for its North Atlanta Campus. The Company is to begin its occupancy in July 1998 and will incur rent payments of approximately $1.0 million for fiscal year 1999 and approximately $2.0 million each fiscal year thereafter.

On March 31, 1998, the Company and ITI Education Corporation (ITI) announced that their planned combination was terminated in favor of amended and expanded licensing arrangements under which the Company acquired rights to ITI's information technology education system. The expanded licensing arrangements include 11 major market areas in the United States and internationally. The Company and ITI believe the principal benefits previously expected in the merger can be obtained through this expanded licensing arrangement. Under the amended arrangements, the Company plans to use the ITI system in its Master of Information Technology and Bachelor of Information Technology degree programs in four to five new campus locations in the Company's 1999 fiscal year.

In the fourth quarter, the Company will expense approximately $650,000 of accounting, legal, and other costs associated with the planned combination with ITI. The Company has approximately $160,000 of combination costs included in Other Current Assets at February 28, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the results of operations and financial condition of the Company and the Predecessor should be read in conjunction with the "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the Predecessor's Consolidated Financial Statements and the Notes thereto for the fiscal year ended May 31, 1997 included in the Company's Registration Statement on Form S-1, as amended, and the related prospectus as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three months and nine months ended February 28, 1998 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended May 31.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company and the Predecessor:



                                                                Three Months Ended February 28,   Nine Months Ended February 28,
                                                              --------------------------------  ---------------------------------
                                                                                      1996                              1996
                                                                1997       1996   Pro Forma (3)  1997     1996 (2)  Pro Forma (3)
                                                              -------    -------  ------------  -------   --------  -------------
Net revenues ...........................................      100.0%       (a)       100.0%       100.0%      (a)       100.0%
Costs and expenses:
  Cost of education and facilities .....................       36.6%                  36.5%      40.9%                  41.9%
  Selling and promotional expenses .....................       14.2%                   9.9%      15.6%                  14.6%
  General and administrative expenses ..................       22.7%                  25.6%      29.0%                  27.4%
  Amortization of goodwill .............................        2.0%                   2.9%       2.7%                   3.8%
                                                              ------                 ------      -----                  -----
   Total costs and expenses ............................       75.5%                  74.9%      88.2%                  87.6%
                                                              ------                 ------      -----                  -----
Income from campus operations ..........................       24.5%                  25.1%      11.8%                  12.4%
Income from management agreement .......................        0.0%                   2.2%       0.1%                   1.1%
                                                              ------                 ------      -----                  -----
Income from operations .................................       24.5%                  27.3%      11.9%                  13.5%
Interest expense .......................................        0.5%                   0.6%       4.5%                   6.3%
Other income -- net ....................................        0.6%                   1.1%       0.5%                   1.1%
                                                              ------                 ------      -----                  -----
Income before income taxes and extraordinary item              24.7%                  27.9%       7.9%                   8.2%
Provision for income taxes .............................      (10.7%)                (12.3%)     (4.2%)                 (4.8%)
                                                              ------                 ------      -----                  -----
Income before extraordinary item ................              14.0%                  15.6%       3.6%                   3.4%
                                                              ------                 ------      -----                  -----
                                                              ------                 ------      -----                  -----

-----------------------

(a) Because the results of the Company during the period from July 1996 through October 1996 related primarily to the Company's acquisition activities, were non-operational in nature and were immaterial in amount, and generated no revenue, the Company has not presented information with respect to the period from July 1, 1996 through February 28, 1997 as this information would not be meaningful.

    The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor and all of the capital stock of EduTrek Systems. Prior to the Company's acquisition of the Predecessor in October 1996, the Company's operations were de minimis as its principal operations primarily related to the acquisition of the Predecessor. The following discussion compares the Company's results for the three months and nine months ended February 28, 1998 to the Predecessor's pro forma results for the three months and nine months ended February 28, 1997. The pro forma results of the Predecessor as described herein assume that the acquisition of the Predecessor occurred on June 1, 1996 and that the Offering occurred at the end of September 1996. The period June through November is comprised of the Summer I term, the Summer II term, and two-thirds of the Fall term. The period from December through February is comprised of one-third of the Fall term and four-fifths of the Winter term.

Three Months Ended February 28, 1998 Compared to Three Months Ended February 28, 1997 (Pro Forma)

NET REVENUES. Net revenues increased by approximately $3.9 million, or 44.3%, from $8.8 million for the three months ended February 28, 1997 (pro forma) (the "1997 period") to $12.7 million for the three months ended February 28, 1998 (the "1998 period"). Of the 44.3% increase, 20.0%, or approximately $1.8 million, was due to the consolidation of The American College in Dubai ("Dubai") (see Note 6 of notes to financial statements). Of the remaining 24.3%, 9.0%, or approximately $795,000, was due to an increase in student enrollment and 7.4%, or approximately $655,000, was the result of a tuition increase. The remaining 7.7%, or approximately $679,000 was from the corporate education division, which did not begin generating revenues until June 1997. All campuses had increases in net revenues and student enrollments from the 1997 period to the 1998 period. Enrollment for the Fall term totaled 3,045 in the 1998 period, up from 2,815 in the 1997 period, and enrollment for the Winter term totaled 2,899 in the 1998 period, up from 2,699 in the 1997 period.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $1.4 million, or 44.5%, from $3.2 million in the 1997 period to $4.6 million in the 1998 period. Education costs increased approximately $998,000, or 56.9%, from $1.8 million in the 1997 period to $2.8 million in the 1998 period. Of the 56.9% increase, 18.7%, or approximately $328,000, relates to the consolidation of Dubai; 27.9%, or approximately $490,000, was due to instructional cost increases (approximately $304,000 relates to the corporate education division and the Graduate School of Information Technology which are new programs); and 10.3%, or approximately $180,000, was due to royalty payments associated with curriculum licensing for the corporate education and the Graduate School of Information Technology. Facility costs increased approximately $432,000, or 29.5%, from $1.5 million in the 1997 period to $1.9 million in the 1998 period. Of the 29.5% increase, 6.3%, or approximately $92,000, relates to the consolidation of Dubai. The remaining 23.2%, or approximately $340,000, is due to rent increases and an increase in the number of housing students. As a percentage of net revenues, costs of education and facilities increased slightly from 36.5% in the 1997 period to 36.6% in the 1998 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $933,000, or 107.5%, from $868,000 in the 1997 period to $1.8 million in the 1998 period. Of the 107.5% increase, 8.4%, or approximately $73,000, relates to the consolidation of Dubai. Approximately 65%, or approximately $565,000, relates to increases in marketing and advertising expenses at the Company's campuses during the 1998 period. Of the $565,000, $265,000 relates to the Graduate School of Information Technology, which began classes in December 1997, and $73,000 relates to the Center for Professional Studies, which began in March 1998. The remaining $227,000 of marketing and advertising relates to the AIU campuses. Of the remaining 34.0%, 30.0%, or approximately $261,000, was due to commissions paid to salespeople in the Company's corporate education division during the 1998 period and 4.0%, or approximately $35,000, was due to increases in admissions costs. Selling and promotional expenses increased as a percentage of net revenues from 9.9% in the 1997 period to 14.2% in the 1998 period primarily due to marketing costs increasing at a higher rate than net revenues due to the start-up costs of new programs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $633,000, or 28.1%, from $2.3 million in the 1997 period to $2.9 million in the 1998 period. Of the net increase, general and administrative expenses increased $957,000 due to the consolidation of Dubai and decreased approximately $324,000 due to the capitalization of pre-operating costs (see Note 4 of notes to financial statements). As a percentage of net revenues, general and administrative expenses decreased from 25.6% in the 1997 period to 22.7% in the 1998 period.

AMORTIZATION OF GOODWILL. Amortization of goodwill of $252,000 in the 1998 period was the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period. The pro forma results of the Predecessor for the 1997 period assume goodwill expense of $252,000.

INCOME FROM MANAGEMENT AGREEMENT. As a result of the consolidation of Dubai effective September 1, 1997, there was no income from the Dubai management agreement in the 1998 period. The portion of income from operations related to Dubai is approximately $311,000, which represents an increase of 60.3% primarily due to an increase in enrollment.

INTEREST EXPENSE. Interest expense is primarily due to borrowing costs and remained relatively constant during the 1997 and 1998 periods.

OTHER INCOME -NET. Other income--net is primarily due to interest income and remained relatively constant during the 1997 and 1998 periods.

Nine Months Ended February 28, 1998 Compared to Nine Months Ended February 28, 1997 (Pro Forma)

NET REVENUES. Net revenues increased by approximately $7.9 million, or 38.7%, from $20.4 million for the nine months ended February 28, 1997 (pro forma) (the "nine month 1997 period") to $28.2 million for the nine months ended February 28, 1998 (the "nine month 1998 period"). Of the 38.7% increase, 14.6%, or approximately $3.0 million, was due to the consolidation of Dubai. Of the remaining 24.1%, 11.0%, or approximately $2.2 million, was due to an increase in student enrollment and 6.1%, or approximately $1.3 million, was the result of a tuition increase. The remaining 7.0%, or approximately $1.4 million, was from revenues from the corporate education division, which did not begin generating revenues until June 1997. All campuses had increases in net revenues and student enrollments from the nine month 1997 period to the nine month 1998 period. Enrollments for the first and second Summer terms totaled 2,721, up from 2,244 the previous year. Enrollment for the Fall term totaled 3,045, up from 2,815 the previous year. Enrollment for the Winter term totaled 2,899, up from 2,699 the previous year.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $3.0 million, or 35.4%, from $8.5 million in the nine month 1997 period to $11.5 million in the nine month 1998 period. Education costs increased approximately $2.0 million, or 43.0%, from $4.8 million in the nine month 1997 period to $6.8 million in the nine month 1998 period. Of the 43.0% increase, 12.6%, or approximately $598,000, relates to the consolidation of Dubai; 22.7%, or approximately $1.1 million, was due to instructional cost increases (approximately $429,000 relates to the corporate education division and the Graduate School of Information Technology which are new programs); and 7.7%, or approximately $367,000, was due to royalty payments associated with curriculum licensing for the corporate education division and the Graduate School of Information Technology. Facility costs increased approximately $976,000, or 25.3%, from $3.9 million in the nine month 1997 period to $4.8 million in the nine month 1998 period. Of the 25.3% increase, 5.3%, or approximately $203,000, relates to the consolidation of Dubai. Of the remaining 20.0%, or approximately $773,000, $578,000 was due to an increase in the number of housing students and $195,000 was due to rent increases. Costs of education and facilities decreased slightly as a percentage of net revenues from 41.9% in the nine month 1997 period to 40.9% in the nine month 1998 period primarily due to greater net revenues being spread over the fixed costs related to centralized student services.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $1.4 million, or 48.6%, from $3.0 million in the nine month 1997 period to $4.4 million in the nine month 1998 period. Of the 48.6% increase, 4.8%, or approximately $142,000, relates to the consolidation of Dubai. Of the remaining 43.8%, 19.9%, or approximately $592,000, relates to increases in marketing and advertising expenses at the Company's campuses during the 1998 period. Of the $592,000, $347,000 relates to the Graduate School of Information Technology, which began classes in December 1997, and $73,000 relates to the Center for Professional Studies, which began classes in March 1998. The remaining $172,000 of marketing and advertising relates to the AIU campuses. Of the remaining 23.9%, 16.2%, or approximately $480,000, was due to commissions paid to salespeople in the Company's corporate education division during the nine month 1998 period and 7.7%, or approximately $227,000, was due to increases in admission costs. Selling and promotional expenses slightly increased as a percentage of net revenues from 14.6% in the nine month 1997 period to 15.6% in the nine month 1998 period primarily due to marketing costs increasing at a higher rate than net revenues due to the start-up costs of new programs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.6 million, or 46.8%, from $5.6 million in the nine month 1997 period to $8.2 million in the nine month 1998 period. Of the 46.8% increase, 27.6%, or approximately $1.5 million relates to the consolidation of Dubai. The remaining increase in costs was primarily due to additions of personnel at the home office related to new programs. As a percentage of net revenues, general and administrative expenses increased from 27.4% in the nine month 1997 period to 29.0% in the nine month 1998 period.

AMORTIZATION OF GOODWILL. Amortization of goodwill of $756,000 in the nine month 1998 period was the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period. The pro forma results of the Predecessor for the 1996 period assume goodwill expense of $756,000.

INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai management agreement decreased 89.7%, or approximately $201,000, from the nine month 1997 period due to the consolidation of Dubai effective September 1, 1997. The portion of income from operations related to Dubai for the nine month 1998 period is approximately $486,000, which represents an increase of 117.0% primarily due to an increase in enrollment.

INTEREST EXPENSE. Interest expense is primarily due to borrowing costs and remained relatively constant during the nine month 1997 and 1998 periods.

OTHER INCOME -NET. Other income--net decreased by approximately $79,000, or 36.6%, primarily due to a nonrecurring health insurance refund in the 1997 period.

SEASONALITY

The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the Company's first and second fiscal quarter enrollments and related revenues generally are lower than the third and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer terms (first fiscal quarter is comprised of the Summer I term and one-half of the Summer II term; second fiscal quarter is comprised of one-half of the Summer II term and two-thirds of the Fall term). First and second fiscal quarter costs and expenses historically are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first and second fiscal quarter declines in net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating activities and capital requirements principally from cash provided by operating activities, proceeds from its Offering completed September 29, 1997, and borrowings under its revolving loan (the "Revolving Loan"). Borrowings under the Revolving Loan currently bear interest at 9.5% and are payable quarterly. As of February 28, 1998, the maximum permitted borrowings under the Revolving Loan was $1.75 million. On October 1, 1998, the maximum permitted borrowings under the Revolving Loan will be further reduced to $1.0 million. There has been no outstanding balance against the Revolving Loan since September 1997.

     The Company experienced positive operating cash flow of approximately $2.1 million for the nine month 1998 period which was primarily the result of AIU's Fall and Winter term tuition receipts and noncash depreciation and amortization charges of approximately $1.8 million.

     The Company's capital assets consist primarily of classroom equipment (such as computers, software, and video equipment), classroom and office furniture, and leasehold improvements. All building facilities are leased. The Company plans to continue to expand current facilities, upgrade and replace equipment, and open new campuses. During the three month 1998 period, the Company spent approximately $778,000 to upgrade certain classroom equipment and furniture and for other capital items. During the remainder of fiscal 1998, the Company intends to make certain improvements to its campuses including furniture, fixtures and equipment improvements, computerizing classrooms, and implementing electronic library systems at an estimated cost of $500,000. Also by August 1998, the Company plans to implement the Master of Information Technology ("MIT") program in the District of Columbia. The Company implemented the MIT program in December 1997 in the Atlanta campus curricula with investment and start-up costs of approximately $1.5 million. The Company estimates that the total cash required to implement the District of Columbia MIT program, including computers, software, leasehold improvements, license fees and other start-up expenses, will be approximately $2.0 million. The Company anticipates that these investment and start-up costs of approximately $4.0 million will be funded primarily from working capital, the Revolving Loan, proceeds from the Offering, and a new credit facility currently being negotiated with NationsBank, N.A. The Company expects primarily to use cash flow to repay such investment and start-up costs associated with the implementation of the MIT program over a period of approximately two years. To support its growth, the Company also is implementing a centralized information system to integrate AIU's campus operations and financial data including admissions, financial aid, student services, placement services, and default management. The Company anticipates that the information system will be fully operational by the end of calendar year 1999 and that it will require approximately $1.5 million in fiscal 1998 and 1999 to develop and implement this integrated information system.

     While the Company's financing agreements limit the amount of capital expenditures that may be incurred by the Company, management intends to renegotiate these financing agreements on terms acceptable to the Company, although there can be no assurance that such renegotiation, if undertaken, will be successful. To take advantage of the highly fragmented postsecondary education market and to expand its international presence, from time to time the Company also plans to acquire existing schools in favorable locations throughout the U.S. as well as utilize joint ventures to open campuses outside the U.S. The Company's ability to fund its working capital and capital expenditure requirements, implement the MIT program, make interest payments, fund future acquisitions, and meet it other cash requirements, depends on, among other things, internally generated funds, an additional line of credit currently being negotiated, and funds under the Company's Revolving Loan. Management believes that such sources, together with the remaining net proceeds of the Company's Offering, will be sufficient to meet the Company's capital requirements and operating needs for the remainder of fiscal 1998. However, if there is a significant reduction of internally generated funds or if the Company is unable to satisfy the financial covenants of the Revolving Loan, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

     Cash flow from operations on a long-term basis is partly dependent on the receipt of funds from Title IV Programs. Disbursement of funds available under the various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended ("HEA") is dictated by federal regulations including, among others, certain financial responsibility standards. Presently, approximately 27% of the Company's net revenues is derived from Title IV Programs. Based on the consolidated financial statements of the Company as of February 28, 1998, AIU does not satisfy all financial responsibility standards. At February 28, 1998, the Company had a positive tangible net worth of $3.6 million, but its acid test ratio of .8 was under the required 1.0 ratio. Notwithstanding, the Company has maintained AIU's eligibility to continue participating in the Title IV Programs by posting an irrevocable letter of credit in the amount of $3.75 million in favor of the U.S. Department of Education, which amount is approximately 50% of the Title IV Program funds received by students enrolled at AIU. The letter of credit was posted on March 19, 1997 and expired on March 31, 1998. The U.S. Department of Education (DOE) has passed a new set of regulations effective July 1, 1998 to monitor the financial stability of private, postsecondary schools. The DOE will rely on three fiscal targets to determine the eligibility for participation in federal student aid programs of private non- and for-profit schools. These ratios include primary reserve ratio, equity ratio, and net income ratio. These particular financial ratios were chosen to account for an institution's total financial resources, including financial viability, profitability, liquidity, ability to borrow, and capital resources. Each ratio is weighted and summed to determine an overall score for each postsecondary school. Management believes that the Company will be within the DOE's new guidelines and thus will no longer be required to maintain its letter of credit once the Company has reported its fiscal 1998 financial results to the DOE.

     On March 31, 1998, the Company and ITI Education Corporation (ITI) announced that their planned combination was terminated in favor of amended and expanded licensing arrangements under which the Company acquired rights to ITI's information technology education system. The expanded licensing arrangements include 11 major market areas in the United States and internationally. The Company and ITI believe the principal benefits previously expected in the merger can be obtained through this expanded licensing arrangement. Under the amended arrangements, the Company plans to use the ITI system in its Master of Information Technology and Bachelor of Information Technology degree programs in four to five new campus locations in the Company's 1999 fiscal year.

IMPACT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

YEAR 2000

     The Company's computer information system is not currently configured to recognize the year 2000 in the two digit date field used by such system. The Company is currently implementing a new centralized information system to integrate AIU's operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000 in the two digit date field. The Company anticipates that the information system will be fully operational by the end of calendar year 1999 and that it will require a total of approximately $1.5 in fiscal 1998 and fiscal 1999 to develop and implement this integrated information system. The management of the Company does not anticipate that expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented, management will evaluate other available options to revise its computer programs, as necessary, for the effect of the year 2000 problem.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10.17  -  Lease: Embassy Row 500 Between EduTrek International,
                        Inc., a Georgia Corporation (Tenant) and a Maryland Corporation (Landlord)

              27.1   -  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended February 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EDUTREK INTERNATIONAL, INC.


Date:  April 13, 1998                  By: /s/ Steve Bostic
                                           ----------------
                                           Steve Bostic, President and
                                           Chief Executive Officer
                                           (principal executive officer)



Date:  April 13, 1998                  By: /s/ Donald J. Blankers
                                           ----------------------
                                           Donald J. Blankers, Chief Financial
                                           Officer (principal financial and
                                           accounting officer)