Form 10-K
period 1998-05-31
EDUTREK INT INC
filed 1998-08-31
CIK 1041075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

                        COMMISSION FILE NUMBER: 0-23021
                            ------------------------

                          EDUTREK INTERNATIONAL, INC.

                             A GEORGIA CORPORATION

      3340 PEACHTREE ROAD, SUITE 2000                  58-2255472
           ATLANTA, GEORGIA 30326           (IRS Employer Identification No.)
                404-812-8200

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:
                                      NONE

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:
                    CLASS A COMMON STOCK, WITHOUT PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

    The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant (4,268,688) on July 31, 1998 was $105,116,442. For the purposes of this response, officers, directors, and holders of 5% or more of the registrant's Class A Common Stock are considered the affiliates of the registrant at that date.

    The number of shares outstanding of the registrant's Common Stock as of July 31, 1998: 4,337,095 Class A and 6,293,000 Class B.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998 are incorporated by reference into
Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EDUTREK INTERNATIONAL, INC.
                                   FORM 10-K
                                     INDEX

                                                                                                            PAGE
                                                                                                            -----
PART I
Item 1.      Business..................................................................................           1
Item 2.      Properties................................................................................          20
Item 3.      Legal Proceedings.........................................................................          21
Item 4.      Submission of Matters to a Vote of Security Holders.......................................          21

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................          22
Item 6.      Selected Consolidated Financial Data......................................................          23
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....          25
Item 7A.     Quantitative and Qualititative Disclosures About Market Risk..............................          32
Item 8.      Financial Statements and Supplementary Data...............................................          32
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......          50

PART III
Item 10.     Directors and Executive Officers of the Registrant........................................          50
Item 11.     Executive Compensation....................................................................          50
Item 12.     Security Ownership of Certain Beneficial Owners and Management............................          50
Item 13.     Certain Relationships and Related Transactions............................................          50

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................          50
SIGNATURES.............................................................................................          53
EXHIBIT INDEX..........................................................................................          55

                                     PART I

ITEM 1.  BUSINESS

    THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION SO LONG AS IT IS IDENTIFIED AS FORWARD-LOOKING AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED. FORWARD-LOOKING STATEMENTS ARE RELATED TO THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ECONOMIC PERFORMANCE, OF PROJECTIONS OF REVENUES, INCOME, EARNINGS PER SHARE, CAPITAL EXPENDITURES, DIVIDENDS, CAPITAL STRUCTURE, OR OTHER FINANCIAL ITEMS. IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THE REPORT, STATEMENTS CONTAINING WORDS SUCH AS "INTEND," "EXPECT," "ANTICIPATE," "BELIEVE," "GOAL," "OBJECTIVE," OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, AND IT WISHES TO IDENTIFY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THE REPORT. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT, AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE BUT ARE NOT LIMITED TO THE FOLLOWING:
(1) HEIGHTENED COMPETITION; (2) GENERAL ECONOMIC AND BUSINESS CONDITIONS WHICH ARE LESS FAVORABLE THAN EXPECTED; (3) CONTINUED DIFFICULTIES IN THE ECONOMIES OF ASIAN AND OTHER COUNTRIES THAT ARE A SOURCE OF STUDENTS FOR THE COMPANY; AND (4) OTHER RISKS DETAILED HEREIN AND FROM TIME TO TIME IN THE COMPANY'S OTHER REPORTS.

OVERVIEW

    EduTrek International, Inc. ("EduTrek" or the "Company"), through American InterContinental University ("AIU"), is a leading provider of global, career-oriented higher education programs. AIU offers accredited associate's, bachelor's, and master's degree programs in information technology ("IT"), international business, multimedia communication, and design to over 3,000 students from over 100 countries. AIU maintains five campuses located in Atlanta, Los Angeles, Washington, D.C., London, and Dubai, United Arab Emirates. In 1987, AIU became the first for-profit four-year university to be accredited by the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS"), one of the six regional accrediting agencies recognized by the U.S. Department of Education. AIU's education programs are designed to help graduates prepare for careers. AIU offers an authentic international education environment; over half of its students are from outside the United States. Through its Study Abroad program, AIU enrolled nearly 640 students from U.S. universities in fiscal 1998 to study at AIU's London and Dubai campuses while earning academic credit toward a degree from their home university. AIU intends to become the high-quality, low-cost leader in the for-profit education industry by offering market-driven programs in state-of-the-art facilities.

    Established as a two-year institution in 1970, AIU has grown significantly, establishing three new campuses since fall 1995. The number of students attending AIU has increased 54.5% to 2,920 students at May 31, 1998 from 1,890 students at May 31, 1994. The Company intends to continue expanding by opening new campuses (including two new campuses in the remainder of calendar 1998). Each campus will be a fully-wired university, utilizing state-of-the-art educational technology specifically designed to accommodate the collaborative, team-based learning model. AIU will offer four new business and information technology programs designed to equip students with skills that are in strong demand by employers: Master of Information Technology ("MIT"), Bachelor of Information Technology ("BIT"), and Master of Business Administration ("MBA") and Bachelor of Business Administration ("BBA") in International Business. Each program will be offered during the day for full-time students and in the evenings for working adults in order to provide flexibility for students and to maximize capacity utilization.

    In July 1997, the Company licensed the core IT curriculum from ITI Education Corporation ("ITI"), a quality provider of career-oriented postgraduate IT diploma programs to university graduates, with five campuses in Canada. The Company enriched and expanded this curriculum to develop the MIT degree, which was approved by SACS. AIU launched the MIT degree program in Atlanta in December 1997. AIU currently has enrolled 300 MIT students at a program tuition of $24,950. The retention rate for these students is in excess of 90%.

    On December 11, 1997, EduTrek and ITI entered into an agreement through which the Company would acquire ITI. On March 30, 1998, the two companies terminated these plans in favor of an expanded licensing agreement. Under the new agreement, EduTrek acquired rights to license ITI's information technology education system for 11 major markets in the U.S. and internationally.

    AIU has centralized at its Atlanta headquarters the administrative functions of the various campuses, including marketing, accounting, recruiting, human resources, program and curriculum development, information systems, financial aid, and regulatory compliance. A campus president, supported by a team of human resources, academic, marketing, and administrative staff members, manages local campuses. AIU is in the process of implementing an integrated campus management information system to assist in planning and controlling the opening of new campuses. AIU is also implementing a total quality management program aimed at assessing and improving the quality of academic and administrative services for AIU's students.

MARKET

    The United States education market may be divided into distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools, workplace and consumer training, and degree-granting colleges and universities ("higher education"). The Company operates primarily in the higher education segment. The Company expects that the international demand for postsecondary education will continue to increase over the next several years as a result of certain projected demographic, economic, and social trends including:

    (1) 43% projected growth in the number of students enrolled in institutions of higher education internationally from approximately 56 million in 1995 to approximately 80 million in 2005, according to UNESCO;

    (2) estimated 346,000 current vacancies in computer programmer and system analyst jobs in companies with more than 100 employees, representing one out of ten of all information technology jobs, projected to increase to one million vacancies by the year 2005, according to the Commerce Department's Office of Technology Policy;

    (3) 24% projected growth in the number of new high school graduates from approximately 2.5 million in 1994 to approximately 3.1 million in 2004, according to the United States Department of Education ("DOE");

    (4) the relatively small percentage of adults over the age of 25 who possess a bachelors degree (approximately 23% in 1995), according to the DOE;

    (5) an increasing number of high school graduates attending postsecondary institutions (65% in 1996 versus 53% in 1983), according to the DOE;

    (6) increasing international student enrollment at U.S. colleges and universities, reaching a record high of 454,000 in the 1995-1996 academic year, according to the Institute of International Education ("IIE");

    (7) 75% increase in the number of U.S. students studying abroad from approximately 48,000 in the 1985-1986 academic year to approximately 89,000 in the 1995-96 academic year, according to the IIE; and

    (8) heightened recognition of the importance of postsecondary education to an individual's career progress and income potential.

The Company believes that it is well positioned to take advantage of the increasing demand for postsecondary education programs for the following reasons:

    BETTER QUALITY EDUCATIONAL PROGRAMS. AIU's primary goal is to deliver better quality educational programs at a fast pace, resulting in a greater return on students' investment. Quality educational programs provide students with the life-long learning skills to compete successfully for employment opportunities. In AIU's new programs in business and information technology, students solve real-world problems in a collaborative, team-based environment, which simulates the work environment. In addition, the new program curriculum maximizes contact hours with faculty to accelerate the student learning process. Students can earn a degree at AIU much more rapidly than at a traditional university and begin his or her career sooner. By reducing the opportunity cost of foregone income while in school, AIU graduates can increase the return on their educational investment.

    BETTER QUALITY LEARNING ENVIRONMENT. AIU's new campuses are equipped with state-of-the-art technologies to enhance and accelerate student learning. They are "plug-and-play" environments, with thousands of ports to give students easy access to the Internet and electronic learning resources. The interiors are also configured with classroom/team room modules to complement student learning.

    WORKING ADULT PROGRAMS. AIU's programs for working adults in business and information technology are designed to meet the unique needs of this market segment. They are offered in the evenings at convenient times, can be completed at a fast pace, and provide practical education based upon solving problems likely to be encountered in the workplace.

    INTERNATIONAL PROGRAMS. AIU's Global Studies program is composed of the Study Abroad and Study in America programs. The Study Abroad program recruits students at other U.S. universities to study at AIU's London and Dubai campuses. The Study in America program recruits international students to attend AIU's U.S. campuses. Program advisors for both programs ensure a smooth transition for students studying at an international campus.

BUSINESS STRATEGY

    EduTrek's strategic goal is to become the high quality, low cost producer of higher education programs for traditional students, working adults and international students by opening additional campus locations, developing or acquiring new programs, and increasing enrollment at existing campuses through targeted marketing programs.

    OPEN NEW CAMPUSES

    EduTrek plans to add campuses in high-growth markets throughout the United States and worldwide. New locations are selected based on an analysis of a variety of factors: the number of IT employers and their educational reimbursement policies, the number of and projected growth in IT jobs, the number of university graduates, the population of working adults, the availability of similar programs offered by other institutions, and the timing of securing state licenses to do business in the area. Campuses consist of classrooms, team rooms and administrative facilities with full student and administrative services. EduTrek has opened or plans to open five new campuses in fiscal 1999: Dunwoody, north of Atlanta (opened in July 1998), Washington, D.C. (opened in July 1998), Miami, Los Angeles (new campus located in Playa del
Rey), and a fifth site to be determined. In fiscal 2000, EduTrek plans to open an additional campus each quarter. To the extent possible, EduTrek will open campuses in markets where the Company currently has campuses in order to enhance operating efficiencies.

    DEVELOP OR ACQUIRE ADDITIONAL DEGREE PROGRAMS

    EduTrek plans to introduce programs in additional fields of study and at different degree levels. In fiscal 1998, AIU introduced two new programs, including the MIT (day and evening) and the BBA for working adults, which had a total of 420 students enrolled on July 31, 1998. The average annual tuition revenue per student for these new programs is $16,800, as compared to $10,700 for students enrolled in AIU's traditional programs in Atlanta. The retention rate for students in new programs is in excess of 90%. EduTrek believes that the development and introduction of high quality new programs will result in higher retention rates and higher revenues and operating profits per student. EduTrek intends to launch three additional new programs for both full-time and working adult students in fiscal 1999 in five campus locations: BIT and BBA and MBA in International Business.

    INCREASING ENROLLMENT AT EXISTING CAMPUSES

    EduTrek plans to continue to implement an integrated marketing program which utilizes direct mail, print and radio advertising, direct contact with high school counselors and other referral sources and a public relations program to build enrollment of students from local markets. Management believes that the existing campuses will also benefit from greater brand awareness resulting from increased advertising for AIU's new programs. In addition, EduTrek plans to market to students from countries outside of Asia. In the Atlanta market, where this plan was first initiated, students from the state of Georgia increased 92% from 185 students to 355 students during the Summer II 1998 term. EduTrek will institute this program at all existing campuses in fiscal 1999.

PROGRAMS OF STUDY

    AIU offers the following degree programs and related areas of specialization. Unless otherwise noted, each of the degree programs is offered at all of AIU's campuses.

ACADEMIC DISCIPLINE                                               DEGREE PROGRAMS
(FALL 1997 ENROLLMENT, EXCEPT WHERE NOTED)        DEGREE OFFERED  (FALL 1997 ENROLLMENT, EXCEPT WHERE NOTED)
------------------------------------------------  --------------  ------------------------------------------------

International Business (1,125 students)           A.A., B.S.      International Business (947)
                                                  M.B.A.          International Business* (48)
                                                  B.B.A.**        International Business (120)

International Design (1,097 students)             A.A., B.A.      Fashion Design (173)
                                                                  Fashion Marketing (254)
                                                                  Fashion Design & Marketing (245)
                                                                  Interior Design (425)

Multimedia Communication (586 students)           A.A., B.A.      Visual Communications (400)
                                                                  Video Production*** (186)

Information Technology (300 students)             M.I.T.****      Information Technology (300)

------------------------

   * Offered only in London and Dubai

  ** On July 31, 1998; offered only in Dunwoody and Atlanta

 *** Offered only in Atlanta and London

**** On July 31, 1998; offered only in Dunwoody

    SACS accredits all of AIU's degree programs. AIU's interior design program at the Atlanta and Los Angeles campuses is accredited by the Foundation for Interior Design Education Research ("FIDER").

    INFORMATION TECHNOLOGY. AIU offers the MIT program for both full-time students during the day and working adults during the evening. The full-time program is 10 1/2 months in length, and the evening program is 21 months. Both programs educate university graduates from a variety of backgrounds to become IT professionals. The IT curriculum is market-driven and changes frequently in response to advances in technology. The technical portion of the curriculum includes Microsoft Access-Registered Trademark-, Oracle-Registered Trademark-, Visual Basic-Registered Trademark-, JAVA-TM- plus network administration for Windows 95-TM-, Windows NT-TM-, network and hardware support, and Windows NT-TM- Internet Information Server. Students also learn professional development skills and business strategy, including financial accounting, marketing, and professional sales. The program features a method of delivery that emphasizes problem-based, collaborative learning. Class size is limited to cohorts, or groups, of 24 students to ensure interactive learning and one-on-one attention from the faculty. MIT students enjoy new, state-of-the-art facilities, including classrooms and team rooms designed specifically for the MIT program. AIU plans to introduce an undergraduate BIT program for full-time students and working adults in fiscal 1999.

    INTERNATIONAL BUSINESS. AIU offers associate's, bachelor's, and master's degrees in international business. The associate's and bachelor's degree programs for working adults are focused on the unique needs of the adult learner. Working adults can earn a BBA degree in about four years or less, depending upon previously earned transfer credits. Classes meet one evening per week, and class size is limited to 24 students to encourage group discussion and the exchange of information and ideas. In addition to the regular class meetings, students participate in weekly project team sessions. These sessions give students the opportunity to find solutions to real-life problems, applying their business knowledge in a collaborative learning environment. AIU plans to introduce the master's degree program in international business for working adults in fiscal 1999.

    The international business programs for traditional students provide students with a broad exposure to international business from the basic elements through technical and functional areas. Students may follow a general business track or choose advanced classes leading to a concentration in areas such as marketing and management.

    INTERNATIONAL DESIGN. The international design program educates students in the fields of fashion design and marketing and commercial and residential interior design. The fashion design program offers students a solid foundation in designing and the opportunity to develop their own design collection. The fashion marketing program prepares students for executive careers in the retail and wholesale fashion industry and related businesses. The interior design programs provide students with a thorough understanding of the fundamentals and advanced principles of interior design.

    MULTIMEDIA COMMUNICATION. The field of multimedia communication includes advertising art, graphic design, photography, illustration, and video production. Taught by working professionals, the programs offer a balance of practical experience and theoretical concepts, providing a firm grounding in the business aspects of the multimedia communication industry.

AMENDED ITI LICENSING AGREEMENT

    On March 30, 1998, EduTrek and ITI terminated their planned merger in favor of a revised licensing arrangement ("Second Agreement"), which expanded the original licensing agreement ("Georgia Agreement") previously entered into by the two companies on July 26, 1997. Under the Georgia Agreement, ITI licensed its Applied Information Technology ("AIT") program to EduTrek for use in the State of Georgia. The Georgia Agreement expires on July 31, 2007 and is renewable for one ten-year term. The AIT program is an intensive nine month postgraduate diploma program that trains students in the growing field of information technology management. The AIT program is specifically designed to convert university graduates from a broad range of disciplines with little or no background in information technology to become IT professionals.

    Under the Georgia Agreement, EduTrek paid a one-time initial license fee and continuing royalties of a percentage of net revenues derived from AIU's use of the AIT program curriculum. The Georgia Agreement stipulates that EduTrek is required, among other things, to: (i) pay ITI royalties based upon the higher of tuition levels charged to students enrolled in the program or minimum tuition levels specified in the Georgia Agreement; (ii) expend a percentage of revenues derived from the operation of the programs to market the AIT program; (iii) purchase from ITI certain courseware, equipment and other materials and; (iv) make capital investments and expenditures necessary to upgrade the AIT program. The Georgia Agreement further grants EduTrek the right to utilize the AIT program in the cities of Los Angeles, London, and Dubai upon the payment of an additional license fee for each location and the execution of an additional license agreement substantially in the form of the Georgia Agreement for each such territory. ITI also agreed to negotiate exclusively with EduTrek for additional territories for a certain time period. ITI granted EduTrek a right of first refusal in the event that ITI receives an offer to license its AIT program in any such territories during the 24-month period beginning July 26, 1998.

    The Second Agreement granted EduTrek the right until July 26, 1999 to utilize the AIT program in the following additional territories upon the payment of a one-time license fee: San Francisco-Oakland-San Jose, CA CMSA; San Diego, CA MSA; Miami-Ft. Lauderdale FL, CMSA; Tampa-Saint Petersburg-Clearwater, FL MSA; Dallas-Ft. Worth, TX CMSA; Houston-Galveston-Brazoria, TX CMSA; Washington, D.C.-Baltimore, MD-VA-WV CMSA; and the United Arab Emirates (in addition to Dubai). In addition, ITI granted EduTrek a right of first refusal in the event that ITI receives an offer to license its AIT program in any of the above territories during the 24-month period beginning July 26, 1999.

    EduTrek was also granted the right to terminate the agreement without penalty under the following conditions: (i) in the event of a direct or indirect acquisition of 50.1% of more of ITI, (ii) upon 12 months written notice to ITI and payment to ITI of a termination fee of $500,000; or (iii) upon 24 months prior written notice to ITI.

STUDY ABROAD PROGRAM

    The Study Abroad Program provides students from U.S. universities with the opportunity to earn academic credits toward their degree from their home university by studying at AIU's international campuses. The program was established through a marketing program combining direct contact with selected university professors and study abroad advisors with telemarketing support. AIU's study abroad personnel ensure that students enjoy a seamless transition to international college life, from selecting the appropriate courses to understanding and appreciating cultural differences.

    Since the program's inception in fall 1989, nearly 300 U.S. universities have "outsourced" international education to AIU. The U.S. institutions sending the highest number of students to AIU's London and Dubai campuses in the 1997 fall term were the following:

Ohio State University
University of Wisconsin
Indiana University
Ohio University
Washington State University
Philadelphia College of Textiles and Design
University of Rhode Island
University of Georgia
Furman University
State University of New York
University of Iowa
University of Massachusetts
University of Arizona

    Student participation has increased approximately 30% annually since 1994. During fiscal 1998, nearly 640 students enrolled in AIU's Study Abroad program.

TUITION AND FEES

    AIU's undergraduate tuition is priced between the tuition levels of non-profit private universities and comparatively lower tuition charged to resident students at public universities. The tuition is comparable to the tuition of public universities of non-resident and international students. The tuition ranges between $3,625 and $4,425 per academic term, or $10,875 and $13,275 for the full academic year, depending upon campus location. The tuition for AIU's MIT program is $24,950; all textbooks, registration fees, lab fees, Internet account, use of notebook computer, and use of electronic library resources are included in the tuition. The annual tuition for the BBA program for working adults is approximately $8,650.

    AIU offers a number of institutional scholarships for selected students who meet specific eligibility requirements and range from $500 to full tuition scholarships. In fiscal 1998, institutional scholarships had a value of approximately $843,000, or 2.0% of EduTrek's net revenues.

    AIU bills students for tuition and instruction fees by term of instruction. AIU's refund policies meet the requirements of the DOE, SACS, and the state or country where the campus is located. Generally, if a student drops out during the first 60% of the term, AIU will refund a pro-rated portion of the tuition. After a student has attended 60% of the term, AIU is not obligated to refund and will retain 100% of tuition and fees.

    Historically, AIU has increased tuition and fees without consumer resistance. AIU increased tuition and fees by approximately 5% for the 1997-98 academic year and did the same in the 1998-99 academic year. EduTrek anticipates that tuition increases will keep pace with inflation.

FACULTY

    Faculty members are hired in accordance with criteria established by AIU, accrediting bodies and applicable federal and state regulatory authorities. The critical measures of faculty competence are teaching excellence, academic background, prior education, and the degree and relevance of prior work experience to the curriculum. AIU has developed a competency-based hiring model designed to target and screen qualified faculty members. AIU has also implemented a faculty development program to ensure that the skills and knowledge base of all IT faculty are continually updated as new technologies are introduced into the marketplace. In addition, faculty are trained in collaborative learning techniques so that student learning in the team environment is optimized.

    AIU faculty members are typically working professionals who are experts in their fields, rather than professional educators. For this reason, management believes that AIU faculty provide students with a practical education that can be applied directly to their chosen careers.

    Most faculty members are employed on a contractual basis and are compensated based on the number of courses taught. All IT faculty members are employed on a full-time basis. Low student-teacher ratios (approximately 14:1, 15:1, 14:1, and 18:1 in fall 1997 for AIU's campuses in Atlanta, Los Angeles, London, and Dubai, respectively) and the absence of a faculty tenure track promote a student-focused environment. In AIU's MIT program, students rotate from classroom instruction with 24 students to team problem-solving sessions with six students. Students and administrative staff evaluate faculty members each academic term on the basis of teaching abilities and demonstrated technical knowledge.

STUDENT RECRUITMENT

    To generate interest in AIU's academic programs, EduTrek engages in a broad range of activities, including print and radio advertising, Internet advertising, direct mail, and direct contact with targeted corporations, high schools, and community colleges. EduTrek also attempts to locate its campuses near major highways to provide high visibility and easy access. Alumni, employers, embassies, and currently enrolled students refer a substantial portion of new students.

    EduTrek also has Web sites on the Internet World Wide Web
(http//:www.edutrek.com, http://www.aiuniv.edu) that allow electronic access to company and program information. These Web sites are accessible from major online networks and Internet service providers.

    AIU advertising is controlled centrally and is targeted at local markets where the campuses are located, at U.S. universities (for the Study Abroad program), and at international markets to attract students from other countries. Direct responses to advertising and direct mail are received, tracked, and forwarded promptly to the appropriate admissions officers. All responses are analyzed in order to improve AIU's marketing efforts continually.

    EduTrek employs over 40 admissions representatives who make visits and presentations at various organizations and who follow up on leads generated by EduTrek's advertising efforts and referrals. Representatives pursue leads by arranging interviews with prospective students at the campus and generally assist students with clarifying their career goals and completing the application process. The interview is designed to establish the student's qualifications, academic background and goals, determine their suitability for specific programs, and administer any required tests. Recruiting policies and processes are established centrally but implemented at the campus level through a director of admissions. AIU also employs recruiting personnel who recruit students at high schools, community colleges, universities, embassies, college fairs, and corporations.

ADMISSIONS REQUIREMENTS

    To gain admission to AIU's undergraduate programs, students must generally have a high school diploma or General Equivalency Diploma ("G.E.D."), demonstrate a satisfactory level of English language competence, satisfy certain minimum grade point average requirements, and submit two letters of reference. Prospective students are interviewed to assess their qualifications, their interest in the degree programs, and their commitment to education.

    To gain admission to AIU's graduate programs, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience, and employment requirements.

STUDENT RETENTION

    The ability to retain students until graduation is a critical indicator of AIU's success and early academic intervention is crucial to improving student completion rates. To minimize student withdrawals, AIU devotes staff and other resources to assist and advise students regarding academic and financial matters, part-time employment, and housing. AIU employs guidance counselors at all its campuses to advise students. Tutoring is also encouraged for those students experiencing academic difficulties.

GRADUATE PLACEMENT

    The successful placement of graduates in occupations related to their fields of study is critical to AIU's ability to continue to recruit students successfully. Based on the information received from recent alumni and employers, 83% of U.S. AIU graduates in 1997, excluding those who continued their education, obtained employment within approximately six months of graduation, as compared to 71% in 1996. The approximate average starting salary of 1997 AIU bachelor's degree graduates was $27,900, as compared to $24,000 in 1996.

    To increase placement rates and starting salaries, AIU increased its placement staff in fiscal 1998. The placement personnel assist students in developing individualized career plans, selecting classes to further these plans, obtaining internships and forming job search strategies. Students also receive instruction during their program of study on basic job search skills.

COMPETITION

    The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. In the U.S. and London, EduTrek competes primarily with four-year and two-year degree granting public and private regionally accredited colleges and universities. Many of these institutions have greater financial resources than EduTrek. The American University in Dubai is currently the only U.S.-accredited postsecondary institution offering degree programs in the United Arab Emirates and competes with numerous institutions in the Persian Gulf region. Some of these institutions in the United Kingdom and The Persian Gulf region are government sponsored and charge a lower tuition than AIU.

    AIU competes primarily at a local and regional level with other regionally accredited colleges and universities based on the quality of the academic programs, the accessibility of the programs and learning resources, the cost of the program, the perceived quality of the instruction, the employability of its graduates, and the time required to earn a degree.

SUPERVISION AND REGULATION

ACCREDITATION

    Accreditation is a process for evaluating the quality of educational institutions and their programs against established criteria and standards. This process entitles institutions of higher education to the confidence of the educational community and the public. In the United States, an institution submits itself to qualitative review by an organization of peer institutions to obtain accreditation. There are three types of accrediting agencies in the United States: (i) regional accrediting associations, of which there are six, which accredit degree-granting institutions located within their geographic areas, (ii) national accrediting agencies, which accredit institutions without regard to their locations, and (iii) specialized accrediting agencies, which accredit specific programs within an institution. Accrediting agencies primarily examine the institutional and programmatic operations and the academic quality of the instructional programs. A grant of accreditation is generally viewed as certification that the institution's programs meet generally accepted or specific academic standards. Accrediting agencies also review the administrative, service, and financial operations of institutions to ensure that each has the resources to accomplish its educational mission.

    The accreditation of AIU provides significant advantages over most other for-profit educational institutions. College and university administrators depend on accreditation to evaluate transfers of credit and applications to graduate schools. Employers rely on the accreditation when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for eligibility for federal financial assistance. Also, most scholarship commissions restrict their awards to students attending accredited institutions.

    Pursuant to provisions of the Higher Education Act of 1965, as amended (the "HEA"), the DOE relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet DOE standards are recognized as the arbiters of the quality of the education or training offered by an institution. Each of AIU's campuses is accredited by SACS, an accrediting agency recognized by the DOE. In addition, AIU's interior design programs in Atlanta and Los Angeles are accredited by FIDER, and the advertising program in Dubai is accredited by the International Advertising Association.

    The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the DOE as a condition of its continued recognition. SACS, AIU's regional accreditor for purposes of participation in Title IV Programs, has been reviewed within the last three years and has had its recognition extended.

    An accrediting agency may place an institution on private or public "reporting" status in order to monitor one or more specified areas of a school's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that school's performance in the specified areas. While on reporting status, an institution may not open and commence teaching at new locations without first receiving a waiver from its accrediting agency. Frequently, sanctions may be attached to this "reporting" status. Failure to demonstrate compliance with accrediting standards could result in the loss of accreditation. None of AIU's campuses have been placed on reporting status by their respective accrediting agencies.

STUDENT FINANCIAL ASSISTANCE

    Students attending AIU finance their education through a combination of family contributions, individual resources, financial aid, and employer tuition reimbursement. As at most other postsecondary institutions, many students enrolled at AIU must rely, at least in part, on financial assistance to pay the cost of their education. The largest source of such support for AIU's U.S. students is the federal programs of student financial assistance under Title IV of the HEA.

    Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs, and institutional grants and scholarships. Because international students attending AIU are not eligible to participate in U.S. government-sponsored student loan programs, the majority of their funding is derived from personal and family resources. Less than 1% of the international students enrolled at AIU receive funding from their home government.

    To provide students access to Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the state in which it is located, (ii) accredited by an agency recognized by the DOE, and (iii) certified as an eligible institution by the DOE. In addition, that school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

    Under the HEA and its implementing regulations, AIU must comply with certain standards on an institutional basis. For purposes of these standards, the Regulations define an institution as a main campus with additional locations (formerly called branch campuses), if any. Under this definition, all of AIU's campuses are treated as one institution for purposes of complying with the HEA.

NATURE OF FEDERAL SUPPORT FOR POSTSECONDARY EDUCATION

    While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students enrolled at eligible institutions. Title IV Programs have provided aid to students for more than 30 years and, since the enactment of the HEA in 1965, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population. Among other things, the amended HEA provides that students at proprietary schools are eligible for assistance under Title IV Programs, establishes a program for loans to parents of eligible students, opens Title IV Programs to part-time students, increases maximum loan limits, and eliminates the requirement that students demonstrate financial need to obtain unsubsidized federally guaranteed student loans. Most recently, the Direct Loan program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders.

    Students at AIU participate in the following Title IV Programs.

    PELL. The Federal Pell Grant ("Pell") program is the principle means by which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Grants presently range from $400 to $2,700 per year. Amounts received by students enrolled in AIU in fiscal 1998 under the Pell program equaled approximately $800,000 or 1.9% of the Company's net revenues.

    FSEOG. Federal Supplemental Educational Opportunity Grant ("FSEOG") program awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year. The maximum amount of FSEOG grants may be increased to as much as $4,400 for a student participating in a program of study abroad that is approved for credit by the student's home educational institution. The availability of FSEOG awards, however, is limited by the amount of those funds allocated to an institution under a formula that is based upon the size of the institution, its costs, and the income levels of its students. FSEOG awards at AIU generally do not exceed $1,500 per eligible student per year. The Company is required to make, at a minimum, a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state scholarships. In fiscal 1998, the Company's institutional match was approximately $18,000. Amounts received by students enrolled in AIU under the FSEOG program in fiscal 1998 equaled approximately $111,000 or 0.3% of the Company's net revenues.

    FEDERAL FAMILY EDUCATION LOANS AND FEDERAL DIRECT STUDENT LOANS. The FFEL programs include the Federal Stafford Loan Program ("Stafford Loan"), and the Federal PLUS Loan Program ("PLUS"), whereby private lenders make loans to a student or his or her parents to pay the cost of attendance at a postsecondary school.

    The FFEL Program is administered through state and private non-profit guarantee agencies that insure loans directly, collect loans in default, and provide various services to lenders. The federal government provides interest subsidies in some cases and reinsurance payments for borrower default, death, disability, and bankruptcy.

    The Direct Loan program is substantially the same as the FFEL program in providing Stafford and PLUS loans. Under the Direct Loan program, however, funds are provided directly by the federal government to the students, and the loans are administered through the school. For schools electing to participate, the Direct Loan program replaces the FFEL program (unless the participation in both programs is permitted by the DOE), although loans are made on the same general terms and conditions.

    DIRECT AND FFEL STAFFORD LOAN PROGRAM. Undergraduate students may borrow an aggregate of $2,625 for their first undergraduate academic year, $3,500 for their second academic year, and $5,500 for their third and fourth academic years under the FFEL Stafford Loan or Direct Stafford Loan program. Graduate students may borrow up to $8,500 each academic year. If the student qualifies for a subsidized loan, based on financial need, the federal government pays interest on the loan while the student is attending school and during certain grace and deferment periods. If the student does not qualify for a subsidized Stafford Loan, the interest accruing on the loans must be paid by the student. In addition, independent students may qualify for an additional $4,000 to $10,000 a year in unsubsidized Stafford loans.

    In fiscal 1998, AIU participated in both the FFEL and Direct Loan programs. FFEL and Direct Stafford loans amounted to approximately $2.6 million and $6.4 million, respectively, or approximately 6.2% and 15.3%, respectively, of the Company's net revenues in fiscal 1998.

    DIRECT AND FFEL PLUS LOAN PROGRAM. Parents of dependent students may receive loans under the FFEL PLUS Loan Program or the Direct PLUS Loan Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. These loans are repayable commencing 60 days following the last disbursement, with flexible payment schedules over a ten year period. The FFEL PLUS loans are made by lending institutions and guaranteed by the federal government. The Direct PLUS Loan Program provides PLUS loans issued directly by the federal government on the same general terms as the FFEL PLUS loans. FFEL PLUS loans and Direct PLUS loans amounted to approximately $762,000 and $590,000, respectively, or approximately 1.8% and 1.4%, respectively, of the Company's net revenues in fiscal 1998.

    FEDERAL WORK-STUDY. Under the Federal Work-Study ("FWS") program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. In fiscal 1998, FWS funds amounted to approximately $54,000 or 0.1% of the Company's net revenues.

AVAILABILITY OF LENDERS

    Five lending institutions currently provide over 85% of all federally guaranteed loans to students attending AIU. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurance in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students. Moreover, because AIU is a participant in the Direct Loan program, students are able to obtain loans directly from the federal government.

    The DOE currently guarantees over 85% of all federally guaranteed student loans made to students enrolled at AIU. The Company believes that other guaranty agencies would be willing to guarantee loans to AIU's students if the DOE ceased guaranteeing those loans or reduced the volume of those loans guaranteed.

FOREIGN SOURCES OF FINANCIAL AID

    In fiscal 1998, 78 international students, or less than 1% of total enrollment, received financial assistance from their respective foreign governments in the form of either loans or grants. The foreign government providing loans to AIU's students was Sweden and the foreign governments awarding grants to AIU's students were Bahrain, Botswana, Libya, Qatar, Saudi Arabia, Sweden, Zimbabwe, and the United Arab Emirates.

OTHER FINANCIAL ASSISTANCE SOURCES

    Students at AIU participate in state grant programs, including most recently Georgia's HOPE Scholarship and Tuition Equalization Grant programs. In fiscal 1998, approximately $409,000 or 1.0% of the Company's net revenues was derived from state grant programs. In addition, certain students attending AIU receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs), and the Rehabilitative Services Administration of the DOE (vocational rehabilitation funding). In fiscal 1998, financial assistance from such federal programs equaled less than 0.2% of the Company's net revenues. AIU also provides institutional scholarships to qualified students. In fiscal 1998, institutional scholarships had a value equal to approximately $843,000 or 2.0% of the Company's net revenues.

FEDERAL OVERSIGHT OF TITLE IV PROGRAMS

    The substantial amount of federal funds disbursed through Title IV Programs and the large numbers of participating students and institutions have led to instances of fraud, waste, and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of schools to ensure that public funds are properly used. Therefore, to obtain and maintain eligibility to participate in the Title IV Programs, AIU must comply with the rules and regulations set forth in the HEA and the Regulations thereunder. An institution must obtain certification by the DOE as an "eligible institution" to participate in Title IV Programs. Certification as an "eligible institution" requires, among other things, that the institution be authorized to offer its educational programs by the state in which it operates. It must also be accredited by an accrediting agency recognized by the DOE.

    The HEA provides standards for institutional eligibility to participate in the Title IV Programs. The standards are designed, among other things, to limit dependence on Title IV Program funds, prevent schools with unacceptable student loan default rates from participating in Title IV Programs, and, in general, require institutions to satisfy certain criteria intended to protect the integrity of the federal programs, including criteria regarding administrative capability and financial responsibility. A school that has been certified as eligible to participate in the Title IV Programs continues to remain eligible for the period of its certification, which is generally four years. A school must apply for a renewal of its certification prior to its expiration, and must demonstrate compliance with the eligibility requirements in its application.

    Under certain circumstances, the DOE may provisionally certify a school to participate in Title IV Programs. Provisional certification may be imposed when a school undergoes a change in ownership resulting in a change of control or when a school is reapplying for certification, if the school (i) does not satisfy all the financial responsibility standards, (ii) has a cohort default rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and (iii) under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified school faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the DOE may impose such further conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs as the DOE deems necessary. In connection with the Company's acquisition of American European in October 1996 which resulted in a change of control of AIU, the Company has been provisionally certified to participate in Title IV Programs.

    COHORT DEFAULT RATES. A significant component of the Congressional initiative aimed at reducing fraud, waste, and abuse was the imposition of limitations on participation in Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed student loans at an "excessive" rate. Since the DOE began to impose sanctions on institutions with cohort default rates above certain levels, more than 600 institutions have lost their eligibility to participate in some or all Title IV Programs. However, many institutions, including AIU, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of student defaults.

    A school's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in that program or the Direct Loan program for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended, or terminated. Since the calculation of FFEL cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and private guarantors), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of FFEL cohort default rates before the DOE takes any action against an institution based on its FFEL cohort default rates. An institution may continue to participate in the FFEL and Direct Loan programs during the pendency of the appeal process.

    AIU has had FFEL cohort default rates of less than 25% for three consecutive federal fiscal years. AIU had a published 1995 FFEL cohort default rate and a 1994 rate below 25%. For federal fiscal 1993 and 1994, the FFEL cohort default rate for all borrowers at AIU was 14.3% and 14.0%, respectively. The average FFEL cohort default rate for all proprietary institutions for federal fiscal 1993 and 1994 was 26.5% and 21.1%, respectively. For federal fiscal year 1995, the preliminary FFEL cohort default rate for all borrowers at AIU was 18.5%. Preliminary cohort default rates are subject to revision by the DOE based on information that schools and guaranty agencies identify and submit to the DOE for review, in order to correct errors. Any such adjustment will be made by the DOE at the time that final rates are officially published. In connection with AIU's preliminary default rate issued for the federal fiscal year 1995, AIU received a preliminary default rate of 18.5%. However, after submitting corrections, AIU's default rate was adjusted to a final rate of 16.7%. Accordingly, AIU has submitted such corrections for its 1996 preliminary cohort default rate and anticipates that the DOE will reduce AIU's cohort default rate from a preliminary rate of 14.1% to a final rate of 13.7%, although there can be no assurance that the DOE will agree with the corrections submitted by AIU with regard to its 1996 preliminary cohort default rate. The Company understands that the DOE anticipates issuing official 1996 FFEL cohort default rates in October 1998, and the Company expects preliminary 1997 FFEL cohort default rates to be issued in early calendar year 1999.

    If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, that institution may be placed on provisional certification status for up to four years. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the DOE and may be subject to summary adverse action if it commits violations of Title IV Program requirements. To the Company's knowledge, the DOE reviews an institution's compliance with the cohort default rate thresholds only when that school is otherwise subject to a DOE certification review. AIU has not had a FFEL cohort default rate of 25% or greater during any of the last three fiscal years.

    INCREASED REGULATORY SCRUTINY. The 1992 reauthorization of the HEA contained a three-part initiative, referred to as the Program Integrity Triad, intended to increase regulatory scrutiny of postsecondary education institutions. Part one of that initiative required each state to establish a State Postsecondary Review Entity ("SPRE") to review certain institutions to determine their eligibility to continue participating in Title IV Programs. However, the United States Congress has declined to provide funding for SPREs in appropriations legislation that has been signed into law, the DOE has not requested any future funding for SPREs, and the United States House of Representatives has passed legislation repealing SPRE authority.

    Part two of the Program Integrity Triad expanded the role of accrediting agencies in the oversight of institutions participating in Title IV Programs. As a result, the accrediting agencies that accredit AIU have increased the depth and intensity of reviews and have expanded examinations in such areas as financial responsibility and timeliness of student refunds. The Program Integrity Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews to ascertain whether such accrediting agency is adhering to required standards. No accrediting agency or association may be approved by the DOE for a period of more than five years. SACS, AIU's primary accrediting agency, has been reviewed by the DOE under the Program Integrity Triad provisions and reapproved for continued recognition by the DOE.

    Part three of the Program Integrity Triad tightened the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in Title IV Programs, and mandated that the DOE periodically review the eligibility and certification to participate in Title IV Programs of every such eligible institution. By law, all institutions are required to undergo such a recertification review by the DOE by 1997 and every four years thereafter. Under these standards, AIU would be evaluated by the DOE more frequently than in the past. A denial of recertification would preclude AIU from continuing to participate in Title IV Programs.

    FINANCIAL RESPONSIBILITY STANDARDS. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the DOE's quadrennial recertification process and also annually as each institution submits its audited financial statements to the DOE.

    In November 1997, the DOE published new regulations regarding financial responsibility, which are effective on July 1, 1998. The new regulations take effect for audited financial statements submitted to the DOE on or after July 1, 1998 and will apply to the Company's fiscal years commencing June 1, 1997 and thereafter. The new standards replace the acid test ratio, the tangible net worth standard, and the net operating results test with three different ratios: an equity ratio, a primary reserve ratio, and a net income ratio. The equity ratio measures an institution's capital resources, ability to borrow, and financial viability. The primary reserve ratio measures an institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and a positive 3.0 reflecting financial strength. An institution's strength factors are then evaluated based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Programs for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements by the DOE. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the fiscal year ended May 31, 1998, the Company's calculations result in a composite score of 1.5 on a consolidated basis.

    An institution that is determined by the DOE not to meet the standards of financial responsibility on the basis of failing to meet one or more of the specified numeric indicators is nonetheless entitled to participate in Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety either in an amount equal to one-half of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% of such prior year's funds and agree to disburse those funds only on an "as-earned" basis. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

    In addition to the financial responsibility standards, an institution is required to make timely refunds when a student who receives Title IV Program funds withdraws from an institution. Depending on when during the academic term the student withdraws, the institution is required to refund all or a portion of the Title IV Program funds paid by the withdrawing student. Beginning with the 1995-1996 award year, an institution that has failed to make all Title IV Program refunds on a timely basis during the previous two years is required to post a letter of credit in favor of the DOE equal to 25% of the Title IV Program refunds that the institution was required to make for the previous year. During the past three years AIU has made all Title IV Program refunds on a timely basis.

    ADMINISTRATIVE CAPABILITY. The Regulations set certain standards of "administrative capability" which a school must satisfy to participate in the Title IV Programs. These criteria require, among other things, that the school comply with all applicable Title IV Regulations, have capable and sufficient personnel to administer the Title IV Programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students, timely submit all reports and financial statements required by the Regulations, and have cohort default rates not equal to or in excess of 25% for any one of the three most recent fiscal years. See "--Cohort Default Rates."

    Failure to satisfy any of the criteria may lead the DOE to determine that the school lacks the requisite administrative capability and may subject the school to provisional certification when it seeks to renew its certification as an eligible institution, or may subject it to a fine or to a proceeding for the limitation, suspension, or termination of its participation in Title IV Programs. Proceedings to fine, limit, suspend, or terminate an institution are conducted before an independent hearing officer of the DOE and are subject to appeal to the Secretary of Education, prior to any sanction taking effect. Thereafter, judicial review may be sought in the federal courts pursuant to the federal Administrative Procedures Act.

    RESTRICTIONS ON OPERATING ADDITIONAL CAMPUSES. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and the Regulations, an institution that is certified to participate in Title IV Programs may establish an additional location within a state or selected territory of the United

States (as identified in the Regulations) and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable requirements. In addition, a school which undergoes a change in ownership resulting in a change of control must be reviewed and recertified for participation in Title IV Programs under its new ownership. See "--Change of Control." Pending recertification, the DOE suspends Title IV Program funding to that school's students. If a school is recertified, it will be on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. The Company's expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

    Certain of the state authorizing agencies and accrediting agencies with jurisdiction over AIU also have requirements that may, in certain instances, limit the ability of the Company to open a new school, acquire an existing school, or establish an additional location of an existing school. The Company does not believe that those standards will have a material adverse effect on the Company or its expansion plans.

    CHANGE OF CONTROL. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA and the Regulations, AIU would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of AIU's campuses.

    In connection with the Company's acquisition of American European in October 1996, AIU was required to be recertified by the DOE as well as obtain the reaccreditation of SACS. In addition, AIU's campus in Los Angeles was required to be reauthorized by the State of California. The DOE has granted AIU provisional certification to participate in Title IV Programs which provisional certification will expire in December 1999. Because the acquisition of American European was found to be an excluded transaction under the Regulations, however, AIU's Title IV Program funding was not suspended during the DOE's review of its recertification application. On August 5, 1996 the change of control was approved by SACS and following a Substantive Change Visit to AIU in April 1997, as required to ensure compliance with accreditation standards following a change of control, on April 18, 1997 SACS issued a final report on AIU with no recommendations. On August 14, 1996, AIU's Los Angeles campus was reapproved by the State of California's Council for Private Postsecondary and Vocational Education (the "California Council").

    The DOE's regulations provide that after a Company becomes publicly-traded, a change of control occurs when a report on Form 8-K is required to be filed with the Commission disclosing a change of control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change of control. If the Company were to lose its eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if it were determined not to be eligible, its operations would be materially adversely effected. The possible loss of Title IV eligibility resulting from a change of control may also discourage or impede a tender offer, proxy contest, or other similar transaction involving control of the Company.

    THE "85/15 RULE." Under a provision of the HEA commonly referred to as the "85/15 Rule," a proprietary institution, such as AIU, would cease being eligible to participate in Title IV Programs if, on a cash accounting basis, more than 85% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 85/15 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Each year, every institution participating in the Title IV Programs must submit consolidated financial statements demonstrating compliance with this standard. The Company has calculated that, since this requirement took effect in fiscal 1995, AIU has not derived more than 27% of its revenues from Title IV Programs for any fiscal year, and during fiscal 1998, approximately 27% of AIU's revenues were derived from Title IV

Programs. The Company regularly monitors compliance with this requirement in order to minimize the risk that AIU would derive more than 85% of its revenues from Title IV Programs for any fiscal year. If AIU appears likely to approach the 85% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

    BRANCHING AND CLASSROOM LOCATIONS. The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses, and classroom locations at which any student receives not less than 50% of his or her instruction. In addition to classrooms at campuses, locations affected by these requirements include the business facilities of client companies used by AIU. AIU has obtained approval for all locations required to be approved by the Regulations. Should the DOE change its regulations with respect to this approval process, or delay approvals of new locations beyond the current approval time rate, the Company's business strategy may be impacted negatively.

    RESTRICTIONS ON PAYMENT OF BONUSES, COMMISSIONS, OR OTHER
INCENTIVES. Schools participating in Title IV Programs are prohibited from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to persons engaged in any student recruitment, admission, or financial aid awarding activity (the "Incentive Compensation Rule"). The DOE has not provided specific regulations with respect to this requirement. If the DOE were to determine that AIU's methods of compensation do not comply with the Incentive Compensation Rule, AIU could be required to modify its compensation system, repay certain previously disbursed Title IV Program funds, pay administrative fines, or lose its eligibility to participate in Title IV Programs. The Company believes AIU's compensation policies do not violate the Incentive Compensation Rule.

STATE AUTHORIZATION

    AIU's campuses in Atlanta and Los Angeles are authorized to offer education programs and grant degrees or diplomas by the States of Georgia and California, respectively. In addition, because AIU's campuses located in London and Dubai are operated under a corporation whose parent corporation is organized under the laws of the District of Columbia, the London and Dubai campuses in addition to the District of Columbia campus are authorized to offer education programs and grant degrees or diplomas by the Education Licensure Commission of the District of Columbia. The level of regulatory oversight varies substantially from state to state. In some states, campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility, and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. As discussed below, California prescribes standards of financial responsibility that are different from those prescribed by the DOE. The Company believes that AIU's campuses in Atlanta, Los Angeles, London, Dubai, and the District of Columbia are in substantial compliance with state authorizing and licensure laws.

    CALIFORNIA. In January 1991, the State of California adopted legislation that requires private, postsecondary educational institutions to meet certain fiscal tests in order to continue operating in the state. These fiscal tests include three requirements: (i) not having an operating loss in each of an institution's two most recent fiscal years; (ii) having positive net worth in its latest fiscal year; and (iii) maintaining a ratio of current assets to current liabilities of 1.25:1 or greater. For the year ended May 31, 1998, the AIU's Los Angeles campus had satisfied each of these tests. The California Council also has discretion under this statute to allow an educational institution to continue operating if it does not satisfy the fiscal tests, if the institution can demonstrate that it has maintained sufficient financial resources to sustain all of its promised educational services. Accordingly, if AIU's campus in Los Angeles fails to meet one of the above-described tests, the Company has the opportunity to demonstrate to the California Council its financial strength and ability to continue to operate. In connection with granting authority for continued operations, California law also requires an on-site visit to all postsecondary institutions having accreditation from a regional accrediting association other than the Western Association of Colleges and Schools. The California Council conducted a visit to AIU's campus in Los Angeles in June 1996 and recently issued its report, granting approval for continued degree-granting operation for the maximum four-year period.

    GEORGIA. Until May 1, 1997 AIU's campus in Atlanta was exempt from the regulatory oversight of the State of Georgia. For fiscal 1998, AIU agreed, however, to subject its operations to the oversight of the State of Georgia in order to become eligible to participate in Georgia's HOPE Scholarship and Tuition Equalization Grant programs as well as to use the term "University" as part of its name. In the State of Georgia, for-profit institutions such as AIU are reviewed by the Georgia Nonpublic Postsecondary Education Commission ("NPEC"). NPEC regulations require for-profit institutions to meet minimum standards relating to educational quality, ethical business practices, health and safety, and fiscal responsibility. These standards include, but are not limited to, requirements that the institution demonstrate that it has adequate facilities and equipment, that its instructors and administrators have the requisite education and experience, and that the quality and content of each program meet stated objectives. Other NPEC standards address such areas as the institution's library resources, catalog disclosures, support services, student complaints, advertising, admissions, recruitment, student refunds, and student records. In order to demonstrate fiscal responsibility, NPEC requires that the institution have sufficient resources to support its operation for at least the length of its degree program, funds to operate which are not limited to current tuition, and accounts receivable and funds available to operate the institution for at least the quarter or semester, as the case may be. NPEC recently determined that AIU satisfied its requirements and issued a certificate of authorization for the period of May 1, 1997 through April 30, 1998. The Company must seek renewal of this authorization on a yearly basis and is in the process of submitting its annual report for such authorization.

    DISTRICT OF COLUMBIA. AIU's campuses in London, Dubai, and the District of Columbia are subject to the regulatory oversight of the District of Columbia Education Licensure Commission (the "Licensure Commission"). The Licensure Commission's standards governing degree granting institutions address such areas as administration, the adequacy of the institution's finances, faculty qualifications, curricula, admissions, procedures for assessing student outcomes, student services, the adequacy of the library and equipment, maintenance of student records, and advertising. Additionally, in connection with conferring degree-granting status, the Licensure Commission requires an on-site visit to all post-secondary institutions with accreditation under the laws of the District of Columbia. The Licensure Commission conducted a visit to AIU's campuses in London and Dubai in December 1997 and will conduct a visit to AIU's campus in the District of Columbia in the Fall of 1999. The Licensure Commission granted AIU a license which will remain in effect until June 30, 2001. These licenses are subject to periodic review under various circumstances including a change in ownership and changes in accreditation status, location, and degrees or certificates offered.

    FLORIDA. The State of Florida through its State Board of Independent Colleges and Universities (SBICU) regulates the establishment of in-state and out-of-state higher educational enterprises within the territorial jurisdiction of the state. The SBICU utilizes a multi-stage process by which to grant institutions permission to operate and move through a series of progressive steps toward "full approval." Each approval stage is accompanied by a mandated report and an appearance before the SBICU in public session. Two of the four stages are preceded by visitations of staff or a peer review team to the Florida location. AIU was granted Temporary Licensure in April of 1998 and moved to Level I Provisional Licensure in July of that same year. A staff member visited the parent campus for information collection purposes and further analysis of the institution prior to the July action. AIU is currently in the process of establishing its Florida location and working toward achievement of the next approval stage. AIU is presently authorized to advertised, admit students, and operate an institution of higher education in Florida.

EXECUTIVE OFFICERS

    The following table sets forth information concerning the Company's executive officers.

NAME                                                AGE                                POSITION
----------------------------------------------      ---      ------------------------------------------------------------
Steve Bostic..................................          55   Chairman of the Board and Chief Executive Officer
Stephen G. Franklin, Sr.......................          51   President, Chief Academic Officer and Director
Donald J. Blankers............................          59   Chief Financial Officer
Barbara S. Butterfield........................          58   Senior Vice President, Human Resources
Douglas C. Chait..............................          34   Vice President, Corporate Development and Secretary
Eric R. Fliegel...............................          36   Chief Information Officer

    STEVE BOSTIC has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in July 1996. Since October 1996, Mr. Bostic has also served on AIU's Governing Board, and since June 1997, Mr. Bostic has served as the President of AIU. Prior to founding the Company in 1996, from 1993 to 1996 Mr. Bostic was the Chairman of the Board of EduTrek Systems, Inc. and, from 1989 to 1993, Mr. Bostic was the chairman of the Board of Delphi Technology, Inc., a company specializing in the scientific development and application of cognitive-based learning systems. Mr. Bostic was the principal owner and Chairman of American Photo Group, an operator of consumer photo processing labs, from 1981 to 1987. In addition, Mr. Bostic serves as a member of the Board of Trustees of Presbyterian College, the Dean's Advisory Council of the Indiana School of Business, and the Board of the School of Public Policy at Georgia Institute of Technology. Mr. Bostic has more than ten years of experience in the educational arena.

    STEPHEN G. FRANKLIN, SR. has served as the President of the Company since July 1997, Chief Academic Officer since April 1997 and as a member of the Board of Directors of the Company since June 1997. Prior to his appointment as President, Dr. Franklin served as Executive Vice President of the Company from April to July 1997. Since October 1996, Franklin has also served on the AIU's Governing Board. Prior to joining the Company, Dr. Franklin served as the Associate Dean of Executive Education at the Goizueta Business School of Emory University from 1995 to 1997 where he developed and delivered executive education programs for companies. Prior to serving as Associate Dean, Dr. Franklin was a tenured professor of Business Administration of the Goizueta Business School of Emory University from 1978 to 1984. At Emory, Dr. Franklin focused his academic research on change management, team-based anticipating learning strategies, and entrepreneurship in organizations and has co-authored two management textbooks. Dr. Franklin established and, from March 1988 to 1995, owned Global Access Learning, Inc., an international executive education and management development firm specializing in developing custom management programs for global companies. Prior to that time, from 1984 to 1988, Dr. Franklin was the Executive Vice President and principal shareholder in Financial Service Corporation, an independent financial planning broker-dealer.

    DONALD J. BLANKERS has served as the Chief Financial Officer of the Company since September 1996 and is a member of the American Institute of Certified Public Accountants and Financial Executives Institute. Prior to joining the Company, from 1995 to 1996, Mr. Blankers served as Acting Chief Financial Officer for Alcott Staff Leasing, Inc. From 1994 to 1995, Mr. Blankers was a consultant for CFO Consulting and, from 1993 to 1994, Mr. Blankers served as Vice President and Chief Financial Office for Cryolife, Inc. From 1991 to 1993, Mr. Blankers served as an independent consultant and, from 1983 to 1991, Mr. Blankers served in various capacities with National Data Corporation, including Senior Vice President and Chief Financial Officer from 1987 to 1991 and Vice President, Controller, and Treasurer from 1983 to 1987.

    BARBARA S. BUTTERFIELD is the Senior Vice President of Human Resources, a position she has held since March 1997. Prior to joining the Company, from 1991 to 1997, Dr. Butterfield was the Vice President of Human Resources and Vice President of Faculty and Staff Services at Stanford University, Palo Alto,

California where she provided long-range planning, analysis and strategies in such areas as risk management, environmental health and safety, faculty/staff housing, and human resources. Prior to Stanford University, Dr. Butterfield was the Vice President of Human Resources at the University of Pennsylvania from 1987 to 1991. From 1986 to 1987, Dr. Butterfield was the Director of Human Resources Administration at Duke University and from 1983 to 1986, was the Director of Personnel Administration at Michigan State University.

    DOUGLAS C. CHAIT has served as the Vice President, Corporate Development, and Secretary since October 1996. Prior to joining the Company, Mr. Chait was the Director of Corporate Development for EduTrek Systems, Inc. from May 1994 to October 1996 where he was responsible for identifying and pursuing joint venture and acquisition opportunities in the corporate training and education industries. From September 1992 to May 1994, Mr. Chait attended the Goizueta Business School of Emory University where he graduated with an M.B.A. in finance and strategy.

    ERIC R. FLIEGEL has served as the Chief Information Officer since April 1997. Prior to joining the Company, from 1995 to 1997, Mr. Fliegel served as the Executive Director of Information Services for Emory Healthcare where he was responsible for providing information services to such Emory Healthcare entities as Emory University Hospital, Crawford Long Hospital, and the Emory Clinic. From 1988 to 1995, Mr. Fliegel served as the Assistant Dean of Information Services for the Goizueta Business School of Emory University where he managed the school's information systems, and from January 1981 to April 1988, Mr. Fliegel was the Associate Director of Computing for the William E. Simon Graduate School of Business Administration.

ITEM 2.  PROPERTIES

    AIU maintains well-equipped campuses and facilities that support the university's focus on technology in education. Classrooms and team rooms provide a comfortable but professional environment to facilitate collaborative learning and better prepare students for the workplace. An advanced technical infrastructure allows students to work on-line from thousands of data ports, communicating with each other, instructors, and the world via the internet. In the undergraduate areas of study, fashion and interior design studios feature sophisticated equipment. The visual communication facilities include professionally equipped darkrooms and photography studios as well as classrooms with drafting tables and other studio supplies. Video production studios house advanced sound and video equipment. Macintosh and PC labs feature computers and printers and the latest software available, including programs for computer-aided design. The Library Resource Center on each campus includes audio visual and interior design resources.

    The Company leases all of its administrative and educational facilities. The table below sets forth certain information regarding the Company's facilities as of May 31, 1998:

                                                                           APPROXIMATE
LOCATION                                                                 SQUARE FOOTAGE   EXPIRATION
-----------------------------------------------------------------------  ---------------  ------------------------
Atlanta, GA
  AIU..................................................................      60,800       January 31, 2009
  AIU..................................................................      10,400       December 31, 1998
  Headquarters.........................................................      18,400       December 31, 1999
  Corporate Education..................................................       2,200       March 31, 2001
    Los Angeles, California............................................      32,900       From September 30,
                                                                                          1998 to May 31, 1999
    London, England....................................................      46,000       November 27, 2005
    Dubai, United Arab Emirates........................................      34,300       Leased by MEC

    Typically, AIU's facilities occupy an entire building or several floors or portions of floors in a building. Leases typically have terms of six months to ten years, with zero to five year renewal options. The Company also leases facilities for student parking and housing.

    The Company entered into a 138-month lease to begin in July of 1998 for a 75,700 square foot building in the North Atlanta area for its Dunwoody campus. The Company also entered into a 127-month lease to begin July of 1998 for a 32,600 square foot space in the District of Columbia for a new campus.

    The Company actively monitors facility capacity in light of current utilization and projected enrollment growth. Management believes that in order to accommodate projected increases in student enrollment at each of its campuses over the next two years, AIU may be required to acquire additional space. The Company believes that it can acquire additional capacity on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders of the Company during the fourth quarter ended May 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Class A Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "EDUT" during the second quarter of fiscal year 1998 on September 24, 1997. Prior to that time, the Company's Class A Common Stock was not listed or traded on any organized market. The Company's Class B Common Stock, which does not trade on any market and which is held entirely by the Company's Chairman and Chief Executive Officer and his affiliates, may be converted into Class A Common Stock, in whole or in part, at any time on the basis of one share of Class A Common Stock for each share of Class B Common Stock.

    The following table sets forth, for the periods indicated, the reported high and low sale prices of the Company's Class A Common Stock, as reported by
Nasdaq:

                                                                                              YEAR ENDED
                                                                                             MAY 31, 1998
                                                                                         --------------------
                                                                                           HIGH        LOW
                                                                                         ---------  ---------
Second Quarter (September 24, 1997 through November 30, 1997)..........................      28.75      18.00
Third Quarter ended February 28, 1998..................................................      26.00      20.75
Fourth Quarter ended May 31, 1998......................................................      28.25      18.50

STOCKHOLDERS

    According to the records of the Company's transfer agent, the Company had 47 and 3 holders of record of Class A and Class B Common Stock, respectively, at July 31, 1998. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

    The Company has never declared nor paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business. Holders of Class A Common Stock are entitled to receive cash dividends on at least an equal per share basis as holders of Class B Common Stock if and when such dividends are declared by the Board of Directors of the Company.

SALES OF UNREGISTERED SECURITIES

    On June 17, 1997, September 24, 1997, and December 3, 1997, following the exercise of warrants to purchase shares of Class A Common Stock by three holders, the Company issued 257,110, 444,318, and 177,723 shares, respectively, of Class A Common Stock for purchase prices of $359.95, $622.05, and $248.81, respectively.

    The issuances of the securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The securities were acquired by the purchasers for investment and with no view toward the resale or distribution thereof. The purchasers had a preexisting relationship with the Company or its founder, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in the transaction and no commissions were paid.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth certain consolidated financial and other operating data for the Company and American European Corporation and Subsidiaries (the "Predecessor"). This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Company's and Predecessor's Consolidated Financial Statements and Notes thereto included in
Item 8 of this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE, PERCENTAGE, AND ENROLLMENT DATA)

                                              THE COMPANY(1)
                                           ---------------------               THE PREDECESSOR(1)(2)
                                                                  ------------------------------------------------
                                           FISCAL YEAR ENDED MAY    PERIOD FROM
                                                    31,            JUNE 1, 1996       FISCAL YEAR ENDED MAY 31,
                                           ---------------------      THROUGH      -------------------------------
                                             1998        1997     OCTOBER 8, 1996    1996       1995       1994
                                           ---------  ----------  ---------------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA(3):
Net revenues.............................  $  41,914  $   23,590     $   6,189     $  26,493  $  23,696  $  20,654
  Cost of education and facilities.......     16,927       9,014         3,256        11,144     10,051      8,611
  Selling and promotional expenses.......      6,321       2,428         1,335         3,614      3,083      3,165
  General and administrative expenses....     10,516       5,468         2,739         6,677      6,115      6,264
  Acquisition costs......................        487      --            --            --         --         --
  Rents paid to majority shareholder.....     --          --                49           150        145        146
  Amortization of goodwill...............      1,008         696        --            --         --         --
                                           ---------  ----------       -------     ---------  ---------  ---------
  Total costs and expenses...............     35,259      17,606         7,379        21,585     19,394     18,186
                                           ---------  ----------       -------     ---------  ---------  ---------
Income (loss) from campus operations.....      6,655       5,984        (1,190)        4,908      4,302      2,468
Income (loss) from management
  agreement..............................         23         479           (21)          127     --         --
                                           ---------  ----------       -------     ---------  ---------  ---------
Income (loss) from operations............      6,678       6,463        (1,211)        5,035      4,302      2,468
Interest expense.........................      1,328       2,499           258           730        607        440
Interest income--shareholder notes.......     --          --                98           361        153        183
Other income--net........................      1,539          20            66            72         25        483
                                           ---------  ----------       -------     ---------  ---------  ---------
Income (loss) before income taxes,
  minority interest, and extraordinary
  item...................................      6,889       3,984        (1,305)        4,738      3,873      2,694
Provision for income taxes(4)............     (2,581)     (1,981)       --              (107)      (124)      (148)
                                           ---------  ----------       -------     ---------  ---------  ---------
Income (loss) before minority interest
  and extraordinary item.................      4,308       2,003        (1,305)        4,631      3,749      2,546
Minority interest in earnings of American
  University in Dubai....................     (1,445)     --            --            --         --         --
                                           ---------  ----------       -------     ---------  ---------  ---------
Income (loss) before extraordinary
  item...................................      2,863       2,003        (1,305)        4,631      3,749      2,546
Extraordinary loss less applicable income
  taxes..................................       (960)     --            --            --         --         --
                                           ---------  ----------       -------     ---------  ---------  ---------
Net income...............................  $   1,903  $    2,003     $  (1,305)    $   4,631  $   3,749  $   2,546
                                           ---------  ----------       -------     ---------  ---------  ---------
                                           ---------  ----------       -------     ---------  ---------  ---------

                                              THE COMPANY(1)
                                           ---------------------               THE PREDECESSOR(1)(2)
                                                                  ------------------------------------------------
                                           FISCAL YEAR ENDED MAY    PERIOD FROM
                                                    31,            JUNE 1, 1996       FISCAL YEAR ENDED MAY 31,
                                           ---------------------      THROUGH      -------------------------------
                                             1998        1997     OCTOBER 8, 1996    1996       1995       1994
                                           ---------  ----------  ---------------  ---------  ---------  ---------
Basic income per share before
  extraordinary item(5)..................  $    0.30  $     0.29
Basic income per share(5)................  $    0.20  $     0.29
Diluted income per share before
  extraordinary item(5)..................  $    0.28  $     0.26
Diluted income per share(5)..............  $    0.19  $     0.26
Average shares outstanding...............      9,527       7,000
Dilutive effect of stock options and
  warrants...............................        681         569
                                           ---------  ----------
Average shares outstanding assuming
  dilution...............................     10,208       7,569

PRO FORMA DATA:
Income before income taxes, as
  reported...............................                            $  (1,305)    $   4,738  $   3,873  $   2,694
Pro forma provision for income
  taxes(6)...............................                                  509         1,848      1,510      1,051
                                                                       -------     ---------  ---------  ---------
Pro forma net income.....................                            $    (796)    $   2,890  $   2,363  $   1,643
                                                                       -------     ---------  ---------  ---------
                                                                       -------     ---------  ---------  ---------

SELECTED OPERATING DATA:
Net cash provided by operating
  activities.............................      2,686       1,356         1,413         5,798      5,522      4,375
Net cash provided by (used in) investing
  activities.............................     (2,045)    (31,428)         (288)       (2,662)    (1,507)       725
Net cash provided by (used in) financing
  activities.............................      4,510      30,780        (1,197)       (3,442)    (3,916)    (5,030)
AIU fall term enrollment(7)..............      3,045       2,822         2,822         2,441      2,200      2,000

BALANCE SHEET DATA:
Working capital deficiency...............       (281)     (9,772)                     (8,696)    (8,355)    (8,467)
Total assets.............................     58,285      47,671                       7,253      6,682      7,190
Long-term debt, including current
  portion................................      1,241      30,075                       4,756      2,874      2,333
Shareholders' equity.....................     44,294       7,877                      (7,287)    (6,166)    (4,877)

------------------------

(1) The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor. On October 8, 1996, the Company acquired the Predecessor and EduTrek Systems. See note 1 of notes to consolidated financial statements.

(2) Because the Company did not acquire the Predecessor until October 8, 1996, the financial information with respect to the Company for the period from July 1, 1996 through October 8, 1996 does not include the Predecessor. EduTrek Systems is included in the financial information of the Company in a manner similar to a pooling of interests because the Company and EduTrek Systems were under common control. Financial information for EduTrek Systems is not included in the Selected Consolidated Financial Data prior to July 1, 1996 because, since its formation in 1992, EduTrek Systems has not generated revenues and in the years ended December 31, 1992, 1993, 1994, and 1995 and for the period ended October 8, 1996, EduTrek Systems incurred losses of $321,000, $90,911, $312,954, $584,627, and $819,430, respectively. Such amounts are not considered to be relevant to the Company and the Predecessor because, in prior years, EduTrek Systems had no revenues and existed solely to provide a corporate structure through which its controlling shareholder could pursue a variety of opportunities and activities.

(3) The Company's results of operations are affected by AIU's level of enrollment which ranges from the highest level during the Fall term (October-December) to the lowest level during the Summer terms (June-September). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

(4) As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor has not been subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status.

(5) Income per share information for the Predecessor is not presented as the amounts are not considered meaningful due to the minimal number of outstanding shares and the S Corporation election of the Predecessor.

(6) As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor has not been subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status. The pro forma provision for income taxes (computed under the provisions of Statement of Financial Accounting Standards No. 109) reflects provisions that would have been recorded had the Predecessor been a C Corporation for income tax purposes during the periods shown using an estimated income tax rate of 40.0%. Prior to the initial public offering, distributions in the form of cash dividends were made principally to assist the shareholders with their income tax obligations arising from the Predecessor's S Corporation status. Such distributions amounted to $4,068,962, $3,800,000, $4,500,000, and $1,889,694 for the fiscal years ended May 31, 1994, 1995, and 1996 and for the period from June 1, 1996 through October 8, 1996, respectively.

(7) Represents enrollment data as measured on the first day of each Fall term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company and Predecessor should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's and Predecessor's Consolidated Financial Statements and Notes thereto. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended May 31.

OVERVIEW

    EduTrek acquired AIU (formerly The American College) through its acquisition of the American European Corporation (the "Predecessor") on October 8, 1996. EduTrek's revenues have increased 102% to $41.9 million for the fiscal year 1998 from $20.7 million for the fiscal year 1994. The number of students attending AIU has increased 54.5% to 2,920 students at May 31, 1998 from 1,890 students at May 31, 1994.

    EduTrek's principal sources of revenue are tuition, related fees and payments for student housing collected from students. Other sources of revenue include sales of textbooks, application fees, other student fees, consulting and other income. Net revenues are calculated by deducting AIU awarded scholarships from gross revenues.

    AIU's academic year is divided into three 10-week terms (Fall, Winter, Spring) and two eight-week summer terms (Summer I and Summer II). Summer terms are shorter and more concentrated, and the two terms combined equal a 10-week term with respect to their contribution to net revenues. The average term enrollment levels for Winter, Spring and Summer terms are approximately 95%, 90% and 85%, respectively, of the Fall benchmark. The following table correlates EduTrek's fiscal quarters to AIU's academic terms:

FISCAL QUARTERS                      ACADEMIC TERMS
-----------------------------------  --------------------------------------------------
First (June-August)                  Summer I and one-half of Summer II
Second (September-November)          Last half of Summer II and two-thirds of Fall
Third (December-February)            Last third of Fall and four-fifths of Winter
Fourth (March-May)                   Last fifth of Winter and all of Spring

    AIU's MIT program has four enrollment periods per year: January, April, July and October. The full-time day program is divided into four 10-week terms, and the evening program is divided into seven 10-week terms. Enrollment periods for AIU's BBA evening program occur approximately once per month. Net revenues from this program vary from period to period based on several factors that include
(1) the aggregate number of students attending classes; (2) the number of classes held during the period; and (3) the average tuition per credit hour.

    Tuition and fees are payable prior to the start of each term, and historically over 80% of funds are received in advance of the term's start date. Of the balance, approximately 40% is collected through financial aid; the remainder is collected under payment schedules established on a student by student basis. Uncollectible receivables are written off once a year and have not exceeded 0.75% of annual net revenues during each of the fiscal years in the three-year period ending May 31, 1998.

    Each of AIU's campuses is 100% controlled by EduTrek except the campus in Dubai, which is 50.1% controlled by EduTrek under a management agreement with an investment group based in the United Arab Emirates. Under the terms of that agreement, the investment group provided all the start-up capital required to open the campus in Dubai and is responsible for ongoing capital expenditures in exchange for 49.9% of net operating cash flow from that campus. In exchange for its management services, EduTrek receives 50.1% of the net operating cash flow.

    As tuition is received, it is recorded as deferred tuition income, a current liability. During the term, the applicable portion of deferred tuition income is recognized as revenue each month based on the aggregate number of credit hours taken by students during the term. Deferred tuition income historically has been at its highest level at the end of September before the start of the academic year and Fall term for two reasons: (1) the Fall term represents the highest level of enrollment in the year, and (2) some students, principally non-U.S. students in London, pay a full year's tuition in advance.

    EduTrek's expenses consist of cost of education and facilities, selling and promotional expenses, general and administrative expenses and, effective with the acquisition of the Predecessor in October 1996, the amortization of goodwill.

    Education costs include salaries of full-time and adjunct faculty, instructional support, academic administrators, student development and support costs relating to library and classroom expenses, curriculum costs and royalty payments to ITI. Facility costs consist of leasing, maintenance and other occupancy costs relating to campus facilities. Student housing costs are also included.

    Selling and promotional expenses include salaries of personnel involved in recruitment, admissions and marketing at the campus and corporate office level and their related costs. The costs of advertising and the production of marketing materials are also included.

    General and administrative expenses include salaries of personnel engaged in general administration, accounting, financial aid, personnel and compliance at the campus level, all corporate personnel and their related expenses and the net costs of EduTrek's airplane, which was sold in the fourth quarter of fiscal 1998. These expenses also include depreciation and amortization of related fixed assets and deferred costs as well as benefits relating to personnel at the campus and corporate levels.

    As a result of its election to be treated as an S corporation for income tax purposes, the Predecessor was not subject to federal and state income taxes. Accordingly, the provision for income taxes for the Predecessor includes income taxes only for those jurisdictions that do not recognize S corporation status. Since its inception in July 1996, EduTrek has been a C corporation for income tax purposes. EduTrek's income tax provision is provided at rates approximating statutory federal and state rates (approximately 40%).

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company and Predecessor:

                                                                                                          THE COMPANY
                                                                                                      --------------------
                                                                           THE PREDECESSOR
                                                                  ----------------------------------   FISCAL YEAR ENDED
                                                                    FISCAL YEAR    PERIOD FROM JUNE         MAY 31,
                                                                   ENDED MAY 31,    1, 1996 THROUGH   --------------------
                                                                       1996         OCTOBER 8, 1996     1997       1998
                                                                  ---------------  -----------------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Net revenues....................................................         100.0%            100.0%         100.0%     100.0%
Cost of education and facilities................................          42.1              52.6           38.2       40.4
Selling and promotional expenses................................          13.6              21.6           10.3       15.1
General and administrative expenses.............................          25.2              44.3           23.2       25.1
Acquisition costs...............................................           0.0               0.0            0.0        1.2
Rents paid to majority shareholder..............................           0.6               0.8            0.0        0.0
Amortization of goodwill........................................           0.0               0.0            2.9        2.4
                                                                         -----             -----      ---------  ---------
Income (loss) from campus operations............................          18.5             (19.3)          25.3       15.8
Income (loss) from management agreement.........................           0.5              (0.3)           2.0        0.1
                                                                         -----             -----      ---------  ---------
Income (loss) from operations...................................          19.0             (19.6)          27.3       15.9
Interest expense................................................           2.8               4.2           10.6        3.2
Interest income--shareholder notes..............................           1.4               1.6            0.0        0.0
Other income--net...............................................           0.3               1.1            0.1        3.7
                                                                         -----             -----      ---------  ---------
Income (loss) before income taxes, minority interest, and
  extraordinary item............................................          17.9             (21.1)          16.8       16.4
Provision for income taxes......................................          (0.4)              0.0           (8.4)      (6.2)
Income (loss) before minority interest and extraordinary item...          17.5             (21.1)          (8.4)      10.2
Minority interest in earnings of American University in Dubai...             0                 0              0       (3.4)
Income (loss) before extraordinary item.........................          17.5             (21.1)           8.4        6.8
Extraordinary loss less applicable income Taxes.................           0.0               0.0            0.0       (2.3)
                                                                         -----             -----      ---------  ---------
Net income (loss)...............................................          17.5%            (21.1)%          8.4%       4.5%
                                                                         -----             -----      ---------  ---------
                                                                         -----             -----      ---------  ---------

YEAR ENDED MAY 31, 1998 COMPARED TO YEAR ENDED MAY 31, 1997

    Prior to the Company's acquisition of the Predecessor in October 1996, the Company's operations were de minimis as its principal operations primarily related to the acquisition of the Predecessor. The following discussion compares the Company's results for the twelve months ended May 31, 1998 to the eleven month period from July 1, 1996 through May 31, 1997 which, because the operations of the Company were de minimis prior to October 1996, essentially presents the operations of the Company for the eight month period ended May 31, 1997.

    NET REVENUES. Net revenues increased approximately $18.3 million or 77.7% from $23.6 million for the eleven months ended May 31, 1997 (the "1997 period") to $41.9 million for the year ended May 31, 1998 (the "1998 period"). Of this 77.7% increase, 26.6% or approximately $4.9 million was due to the consolidation of the American University in Dubai ("Dubai") (see note 2 of notes to consolidated financial statements). The remaining increase in net revenues was due to an increase in student enrollments and a tuition increase.

    COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $7.9 million or 88.1% from $9.0 million in the 1997 period to $16.9 million in the 1998 period. Education costs increased approximately $4.8 million or 89.3% from $5.4 million in the 1997 period to $10.2 million in the 1998 period due to the consolidation of Dubai and salary and other cost increases. Facility costs increased approximately $3.1 million or 86.2% from $3.6 million in the 1997 period to $6.7 million in the 1998 period due to the consolidation of Dubai, rent increases, and an increase in the number of housing students. Cost of education and facilities increased as a percentage of net revenues from 38.2% in the 1997 period to 40.4% in the 1998 period.

    SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $3.9 million or 160.3% from $2.4 million in the 1997 period to $6.3 million in the 1998 period. Of the 160.3% increase, 9.2% or approximately $223,000 was due to the consolidation of Dubai. The remaining increase was due to increases in salary and other selling and promotional expenses related to new educational programs such as the Masters in Information Technology and the Bachelors in Business Administration for adult evening students. As a percentage of net revenues, selling and promotional expenses increased from 10.3% in the 1997 period to 15.1% in the 1998 period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $5.0 million or 92.3% from $5.5 million in the 1997 period to $10.5 million in the 1998 period. Of the 92.3% increase, 20.4% or approximately $1.1 million was due to the consolidation of Dubai. The remaining increase was primarily due to additions of personnel at the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased from 23.2% in the 1997 period to 25.1% in the 1998 period.

    ACQUISITION COSTS. Acquisition costs include $487,000 of accounting, legal, and other costs in the 1998 period associated with the planned combination with ITI Education Corporation ("ITI"). In March 1998, the Company and ITI announced that their planned combination was terminated in favor of amended and expanded licensing arrangements under which the Company acquired rights to ITI's information technology system.

    AMORTIZATION OF GOODWILL. Amortization expenses, principally goodwill expenses, of approximately $1.0 million in the 1998 period and approximately $696,000 in the 1997 period were the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period.

    INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai campus management agreement decreased approximately $456,000 or 95.2% from approximately $479,000 in the 1997 period to approximately $23,000 in the 1998 period due to the consolidation of Dubai effective September 1, 1997. The portion of income from operations related to Dubai was approximately $789,000 for the 1998 period, which represents an increase of 64.7% primarily due to an increase in enrollment.

    INTEREST EXPENSE. Interest expense decreased approximately $1.2 million or 46.9% in the 1998 period compared to the 1997 period as a result of the application of the proceeds of the Company's September 1997 initial public offering to retire debt.

    OTHER INCOME--NET. Other income--net increased from $20,000 in the 1997 period to approximately $1.5 million in the 1998 period primarily due to a $991,000 gain on the sale of aircraft, which offset

$481,000 of related net operating costs during the 1998 period. The remaining increase is related to interest income after the initial public offering and a one-time sales tax recovery.

    MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Effective September 1, 1997, the Company modified its joint venture agreement relating to Dubai, which resulted in the change in presentation of income from management agreement and minority interest in earnings (see note 2 of notes to consolidated financial statements).

    EXTRAORDINARY LOSS LESS APPLICABLE INCOME TAXES. The extraordinary loss of $960,000 is the result of the early retirement of debt after the Company's initial public offering.

YEAR ENDED MAY 31, 1997 (COMPANY) COMPARED TO EIGHT MONTHS ENDED MAY 31, 1996
  (UNAUDITED) (PREDECESSOR)

    The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor and all of the capital stock of EduTrek Systems. Prior to the Company's acquisition of the Predecessor in October 1996, the Company's operations were de minimis as its principal operations primarily related to the acquisition of the Predecessor. The following discussion compares the Company's results for the eleven month period from July 1, 1996 through May 31, 1997 to the Predecessor's results for the eight month period from October 8, 1995 through May 31, 1996 which, because the operations of the Company were de minimis prior to October 1996, essentially presents a comparison of the operations of the Company for the eight month period ended May 31, 1997 to the comparable eight months of the prior year. The results of the Company during the period from July 1996 through October 1996 related primarily to the Company's acquisition activities, were non-operational in nature and immaterial in amount. The period from October through May is comprised of AIU's Fall, Winter, and Spring terms.

    NET REVENUES. Net revenues increased approximately $2.7 million or 13.0% from $20.9 million for the eight months ended May 31, 1996 (the "1996 period") to $23.6 million for the eleven months ended May 31, 1997 (the "1997 period"). Of this 13.0% increase, 6.2% or approximately $1.3 million was due to an increase in student enrollment and 6.8% or approximately $1.4 million was the result of an effective price increase.

    COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $1.4 million or 18.1% from $7.6 million in the 1996 period to $9.0 million in the 1997 period. Education costs increased approximately $946,000 or 21.2% from $4.5 million in the 1996 period to $5.4 million in the 1997 period due to salary and other cost increases. Facility costs increased approximately $433,000 or 13.6% from $3.2 million in the 1996 period to $3.6 million in the 1997 period due to rent increases and an increase in the number of housing students. Cost of education and facilities increased as a percentage of net revenues from 36.6% in the 1996 period to 38.2% in the 1997 period.

    SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses remained constant at approximately $2.4 million in the 1997 period. Decreases in advertising of approximately $267,000 were offset by increases in salary and other selling and promotional expenses. As a percentage of net revenues, selling and promotional expenses decreased from 11.4% in the 1996 period to 10.3% in the 1997 period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $881,000 or 19.2% from $4.6 million in the 1996 period to $5.5 million in the 1997 period. The increase was due to costs incurred prior to the acquisition of the Predecessor and to additions of personnel at the home office after the acquisition, which expenses were offset in part by a reduction in costs relating to assets purchased by one of the selling shareholders in connection with the acquisition of The American College. As a percentage of net revenues, general and administrative expenses increased from 22.0% in the 1996 period to 23.2% in the 1997 period.

    AMORTIZATION OF GOODWILL. Amortization expenses, principally goodwill expenses, of approximately $696,000 in the 1997 period were the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period.

    INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai campus management agreement increased approximately $393,000 or 457.0% from its start-up level of approximately $86,000 in the 1996 period to approximately $479,000 in the 1997 period.

    INTEREST EXPENSE. Interest expense increased approximately $2.2 million or 753.4% from approximately $292,000 in the 1996 period to $2.5 million in the 1997 period due to an increase in borrowing associated with the acquisition of the Predecessor in October 1996.

    OTHER INCOME--NET. Other income decreased approximately $198,000 or 91.2% from approximately $217,000 in the 1996 period to approximately $19,000 in the 1997 period due to a decrease in interest income.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited quarterly financial data for each of the eight fiscal quarters in the two years ended May 31, 1998. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the Company's Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                 QUARTERLY DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                             FISCAL YEAR ENDED MAY 31, 1997                   FISCAL YEAR ENDED MAY 31, 1998
                                   --------------------------------------------------  --------------------------------------------
                                   1ST QTR(1)   2ND QTR(1)     3RD QTR      4TH QTR     1ST QTR     2ND QTR     3RD QTR    4TH QTR
                                   -----------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
Net revenues.....................   $   4,842    $   6,718    $   8,803    $   9,416   $   6,228   $   9,312   $  12,701  $  13,673
Income (loss) from operations....        (284)         371        2,699        2,466        (526)        768       3,115      3,321
Income (loss) before
  extraordinary item.............        (333)        (714)         935          810        (962)        214       1,778      1,833
Net income (loss)................   $    (333)   $    (714)   $     935    $     810   $    (962)  $    (746)  $   1,778  $   1,833
Basic income (loss) per share
  before extraordinary item(2)...                             $    0.13    $    0.12   $   (0.13)  $    0.02   $    0.17  $    0.17
Basic income (loss) per
  share(2).......................                             $    0.13    $    0.12   $   (0.13)  $   (0.08)  $    0.17  $    0.17
Diluted income (loss) per share
  before extraordinary item(2)...                             $    0.12    $    0.10         N/A   $    0.02   $    0.16  $    0.17
Diluted income (loss) per
  share(2).......................                             $    0.12    $    0.10         N/A   $   (0.07)  $    0.16  $    0.17

------------------------

(1) Includes financial data of the Predecessor from June 1, 1996 through October 8, 1996, the date the Company acquired the Predecessor.

(2) Income per share information is not presented for first and second quarter 1997 as the amounts are not considered meaningful due to the minimal number of outstanding shares and the S Corporation election of the Predecessor.

SEASONALITY IN RESULTS OF OPERATIONS

    The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the Company's first and second fiscal quarter enrollments and related revenues generally are lower than the third and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer terms (the first fiscal quarter is comprised of the Summer I term and one-half of the Summer II term; the second fiscal quarter is comprised of one-half of the Summer II term and two-thirds of the Fall term). First and second fiscal quarter costs and expenses historically are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first and second fiscal quarter declines in net revenues.

LIQUIDITY AND CAPITAL RESOURCES

    EduTrek finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities, borrowings under the NationsBank Credit Agreement (the "Credit Agreement"), and cash proceeds from the initial public offering. The Credit Agreement provides that, beginning on October 1, 1997, the maximum permitted borrowings is $1.75 million and on October 1, 1998, the maximum permitted borrowings is to be reduced to $1.0 million. Amounts outstanding bear interest at 9.5%. EduTrek has generated positive cash flow from operations over the last three fiscal years. Cash flow from operations was $1.4 million and $2.7 million for fiscal 1997 and 1998, respectively. Fiscal 1997 includes the operations of AIU from October 8, 1996. EduTrek's principal sources of funds as of May 31, 1998 were cash and equivalents of $5.8 million and available borrowings of $1.75 million under the Credit Agreement.

    At May 31, 1998, EduTrek had no outstanding borrowings under the Credit Agreement. The Credit Agreement is renewable annually and any amounts borrowed are payable upon its termination in October 1, 1999.

    Historically, EduTrek's investing activity has primarily consisted of capital asset purchases. Capital expenditures, excluding capital leases, totaled approximately $1.4 million, $681,000 and $4.1 million for fiscal 1996, 1997 and 1998. The increase in capital expenditures was principally due to the increase in the number of locations and to curriculum licensing costs associated with this expansion.

    Total purchases of property, plant and equipment for the year ended May 31, 1999 are expected to range from $4.5 million to $5.5 million. The increase from 1998 is due to: (1) the opening of several new campuses; (2) hardware and software costs related to the installation of a new management information system; (3) improvements to EduTrek's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support AIU's information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the growth of the business. In addition, curriculum development costs are not expected to exceed $5.5 million for the year ended May 31, 1999, including a $900,000 per-site license fee payable to ITI and additional staff dedicated to curriculum development. Start-up costs are expected to be no greater than $1.0 million for fiscal 1999, as compared to $240,000 for fiscal 1998, due to recent and planned campus expansion. EduTrek expects to fund these capital expenditures for new campuses through cash from operations and a proposed amendment to the Credit Agreement, which is currently under negotiation and will increase the Company's borrowing capacity.

    The DOE requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to EduTrek through electronic funds transfer programs are held in a separate, cash account until certain conditions are satisfied. As of May 31, 1998, EduTrek had approximately $220,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected EduTrek's ability to fund daily operations.

    On September 29, 1997, EduTrek completed its initial public offering. Net proceeds from the offering were approximately $34.6 million. A large portion of the proceeds were used to repay in full the outstanding principal and interest under the Term Loan, Subordinate Debt and Revolving Loan incurred with the acquisition of the American European Corporation.

YEAR 2000 COMPLIANCE

    Some of the Company's computer information systems are not currently configured to recognize the year 2000 in the two digit date field used by such system. The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000 in the two digit date field. The Company anticipates that the information system will be fully operational by the end of fiscal 1999 and that it will require a total of approximately $2 million in fiscal 1998 and fiscal 1999 to develop and implement this integrated information system although there can be no assurance that the new system will be implemented on a timely basis or the total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect of the year 2000 problem including, without limitation, relying on manual record keeping until full compliance is achieved.

EFFECT OF INFLATION

    The Company does not believe its operations have been materially affected by inflation.

ACCOUNTING PRONOUNCEMENTS

    In 1997 the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

    The Company adopted SFAS 128, "Earnings per Share," during fiscal year 1998. In accordance with SFAS 128, the Company has presented both basic and diluted per share amounts in the 1998 and 1997 statements of operations presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    No response is required to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          33
Consolidated Balance Sheets................................................................................          34
Consolidated Statements of Operations......................................................................          35
Consolidated Statements of Changes in Shareholders' Equity.................................................          36
Consolidated Statements of Cash Flows......................................................................          37
Notes to Consolidated Financial Statements.................................................................          38

INDEPENDENT AUDITORS' REPORT

Board of Directors of EduTrek International, Inc.:

    We have audited the accompanying consolidated balance sheets of EduTrek International, Inc. (the "Company") and its subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended May 31, 1998 and the period from July 1, 1996 (date of formation) to May 31, 1997. We also audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of American European Corporation and subsidiaries (the Predecessor) for the period from June 1, 1996 to October 8, 1996 and for the year ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of May 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended May 31, 1998 and for the period from July 1, 1996 (date of formation) to May 31, 1997 and the results of operations and cash flows of the Predecessor for the period from June 1, 1996 to October 8, 1996 and for the year ended May 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
August 7, 1998

                          EDUTREK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    MAY 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................................................  $   5,843  $     678
  Accounts receivable--net of allowance of $190 and $33, respectively.......................      5,402        272
  Deferred income taxes.....................................................................        130         95
  Other.....................................................................................        759        224
                                                                                              ---------  ---------
Total current assets........................................................................     12,134      1,269
Property, plant, and equipment--net of accumulated depreciation.............................      5,729      4,737
Goodwill--net of accumulated amortization of $1,704 and $696, respectively..................     38,957     39,965
Deferred financing costs--net of accumulated amortization of $165...........................     --          1,156
Other.......................................................................................      1,465        544
                                                                                              ---------  ---------
                                                                                              $  58,285  $  47,671
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................................................  $   2,508  $   1,501
  Accrued expenses..........................................................................        721      1,167
  Value-added tax payable...................................................................        157        606
  Unearned revenues.........................................................................      6,839      3,997
  Income taxes payable......................................................................      1,616      1,756
  Current maturities--long-term debt........................................................        574      2,014
                                                                                              ---------  ---------
Total current liabilities...................................................................     12,415     11,041
Long-term debt--less current maturities.....................................................        667     27,649
Due to affiliates...........................................................................     --            412
Deferred rent...............................................................................        849        692
Other liabilities...........................................................................         60     --
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, Class A voting, one vote per share, without par value, 40,000,000 shares
  authorized, 4,335,401 and 665,000, issued and outstanding, respectively...................     36,564      1,287
Common stock, Class B voting, ten votes per share, without par value, 10,000,000 shares
  authorized, 6,293,000 and 6,335,000 issued and outstanding, respectively..................      3,973      4,000
Common stock warrants.......................................................................     --            677
Foreign currency translation................................................................         88        147
Retained earnings...........................................................................      3,669      1,766
                                                                                              ---------  ---------
Total shareholders' equity..................................................................     44,294      7,877
                                                                                              ---------  ---------
                                                                                              $  58,285  $  47,671
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THE COMPANY                     THE PREDECESSOR
                                                  ----------------------------------  ------------------------------
                                                                 PERIOD FROM JULY 1,    PERIOD FROM
                                                                        1996           JUNE 1, 1996
                                                   YEAR ENDED    (DATE OF FORMATION)      THROUGH       YEAR ENDED
                                                  MAY 31, 1998     TO MAY 31, 1997    OCTOBER 8, 1996  MAY 31, 1996
                                                  -------------  -------------------  ---------------  -------------
Net revenues....................................    $  41,914         $  23,590          $   6,189       $  26,493
Costs and expenses:
  Cost of education and facilities..............       16,927             9,014              3,256          11,144
  Selling and promotional expenses..............        6,321             2,428              1,335           3,614
  General and administrative expenses...........       10,516             5,468              2,739           6,677
  Acquisition costs.............................          487            --                 --              --
  Amortization of goodwill......................        1,008               696             --              --
  Rents paid to majority stockholders...........       --                --                     49             150
                                                  -------------         -------            -------     -------------
    Total costs and expenses....................       35,259            17,606              7,379          21,585
                                                  -------------         -------            -------     -------------
Income (loss) from campus operations............        6,655             5,984             (1,190)          4,908
Income (loss) from management agreement.........           23               479                (21)            127
                                                  -------------         -------            -------     -------------
Income (loss) from operations...................        6,678             6,463             (1,211)          5,035
Interest expense................................        1,328             2,499                258             730
Other income--net...............................        1,539                20                164             433
                                                  -------------         -------            -------     -------------
Income (loss) before income taxes, minority
  interest, and extraordinary item..............        6,889             3,984             (1,305)          4,738
Provision for income taxes......................       (2,581)           (1,981)            --                (107)
                                                  -------------         -------            -------     -------------
Income (loss) before minority interest and
  extraordinary item............................        4,308             2,003             (1,305)          4,631
Minority interest in earnings of American
  University in Dubai...........................       (1,445)           --                 --              --
                                                  -------------         -------            -------     -------------
Income (loss) before extraordinary item.........        2,863             2,003             (1,305)          4,631
Extraordinary loss less applicable income
  taxes.........................................         (960)           --                 --              --
                                                  -------------         -------            -------     -------------
Net income (loss)...............................    $   1,903         $   2,003          $  (1,305)      $   4,631
                                                  -------------         -------            -------     -------------
                                                  -------------         -------            -------     -------------
Earnings Per Share:
Basic income per share before extraordinary
  item..........................................    $    0.30         $    0.29
Basic net income per share......................    $    0.20         $    0.29

Diluted income per share before extraordinary
  item..........................................    $    0.28         $    0.26
Diluted net income per share....................    $    0.19         $    0.26

Average shares outstanding......................        9,527             7,000
Dilutive effect:
  Warrants......................................          240               569
  Options.......................................          441            --
                                                  -------------         -------
                                                          681               569
                                                  -------------         -------
Average shares outstanding assuming dilution....       10,208             7,569
                                                  -------------         -------
                                                  -------------         -------

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                     FOREIGN
                                                                                                    CURRENCY
                                                          COMMON       PAID-IN    STOCKHOLDERS'    TRANSLATION     ACCUMULATED
PREDECESSOR                                                STOCK       CAPITAL        NOTES        ADJUSTMENT        DEFICIT
------------------------------------------------------  -----------  -----------  -------------  ---------------  -------------
Balance--May 31, 1995.................................   $       1    $     434     $  (3,229)      $      67       $  (3,440)
Distribution to shareholders..........................                                                                 (4,500)
Capital contributed by stockholder....................                       43
Net income............................................                                                                  4,631
Foreign currency translation..........................                                                     35
Notes receivable and advances from shareholders.......                                 (1,330)
                                                             -----        -----   -------------           ---     -------------
Balance--May 31, 1996.................................           1          477        (4,559)            102          (3,309)
Distribution to shareholders..........................                                                                 (1,890)
Capital contributed by stockholder....................                                                                  1,239
Net loss..............................................                                                                 (1,305)
Foreign currency translation..........................                                                    (18)
Notes receivable and advances from shareholders.......                                 (1,016)
                                                             -----        -----   -------------           ---     -------------
Balance--October 8, 1996..............................   $       1    $     477     $  (5,575)      $      84       $  (5,265)
                                                             -----        -----   -------------           ---     -------------
                                                             -----        -----   -------------           ---     -------------


PREDECESSOR                                               TOTAL
------------------------------------------------------  ---------
Balance--May 31, 1995.................................  $  (6,167)
Distribution to shareholders..........................     (4,500)
Capital contributed by stockholder....................         43
Net income............................................      4,631
Foreign currency translation..........................         35
Notes receivable and advances from shareholders.......     (1,330)
                                                        ---------
Balance--May 31, 1996.................................     (7,288)
Distribution to shareholders..........................     (1,890)
Capital contributed by stockholder....................      1,239
Net loss..............................................     (1,305)
Foreign currency translation..........................        (18)
Notes receivable and advances from shareholders.......     (1,016)
                                                        ---------
Balance--October 8, 1996..............................  $ (10,278)
                                                        ---------
                                                        ---------

                                                    COMMON STOCK--                                                  FOREIGN
                                                   NUMBER OF SHARES            COMMON STOCK          COMPANY       CURRENCY
                                               ------------------------  ------------------------     STOCK       TRANSLATION
COMPANY                                          CLASS A      CLASS B      CLASS A      CLASS B     WARRANTS      ADJUSTMENT
---------------------------------------------  -----------  -----------  -----------  -----------  -----------  ---------------
Issuance of common stock--July 1, 1996.......                    2,240                 $   1,000
Issuance of common stock in connection with
  the acquisition of EduTrek Systems, Inc....         105        1,995
Sale of common stock in connection with
  acquisition of Predecessor.................                    2,100                     3,000
Issuance of common stock in exchange for
  certain fees...............................         350                 $     500
Issuance of warrants in connection with
  acquisition of Predecessor.................                                                       $     677
Issuance of common stock in exchange for
  stock of Predecessor                                210                       787
Foreign currency translation.................                                                                      $     147
Net income...................................
                                               -----------  -----------  -----------  -----------       -----          -----
Balance--May 31, 1997........................         665        6,335        1,287        4,000          677            147
Issuance of common stock net of initial
  public offering costs--September 29,
  1997.......................................       2,733                    34,560
Conversion of warrants to common stock.......         879                       677                      (677)
Conversion of Class B Common Stock to Class A
  Common Stock...............................          42          (42)          27          (27)
Issuance of common stock under stock option
  plan.......................................          16                        13
Foreign currency translation.................                                                                            (59)
Net income...................................
                                               -----------  -----------  -----------  -----------       -----          -----
Balance--May 31, 1998........................       4,335        6,293    $  36,564    $   3,973    $  --          $      88
                                               -----------  -----------  -----------  -----------       -----          -----
                                               -----------  -----------  -----------  -----------       -----          -----


                                                RETAINED
COMPANY                                         EARNINGS      TOTAL
---------------------------------------------  -----------  ---------
Issuance of common stock--July 1, 1996.......               $   1,000
Issuance of common stock in connection with
  the acquisition of EduTrek Systems, Inc....   $    (237)       (237)
Sale of common stock in connection with
  acquisition of Predecessor.................                   3,000
Issuance of common stock in exchange for
  certain fees...............................                     500
Issuance of warrants in connection with
  acquisition of Predecessor.................                     677
Issuance of common stock in exchange for
  stock of Predecessor                                            787
Foreign currency translation.................                     147
Net income...................................       2,003       2,003
                                               -----------  ---------
Balance--May 31, 1997........................       1,766       7,877
Issuance of common stock net of initial
  public offering costs--September 29,
  1997.......................................                  34,560
Conversion of warrants to common stock.......                  --
Conversion of Class B Common Stock to Class A
  Common Stock...............................                  --
Issuance of common stock under stock option
  plan.......................................                      13
Foreign currency translation.................                     (59)
Net income...................................       1,903       1,903
                                               -----------  ---------
Balance--May 31, 1998........................   $   3,669   $  44,294
                                               -----------  ---------
                                               -----------  ---------

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     THE COMPANY                     THE PREDECESSOR
                                                          ----------------------------------  ------------------------------
                                                                         PERIOD FROM JULY 1,    PERIOD FROM
                                                                            1996 (DATE OF      JUNE 1, 1996
                                                           YEAR ENDED     FORMATION) TO MAY   THROUGH OCTOBER   YEAR ENDED
                                                          MAY 31, 1998        31, 1997            8, 1996      MAY 31, 1996
                                                          -------------  -------------------  ---------------  -------------
OPERATING ACTIVITIES
Net income (loss).......................................    $   1,903         $   2,003          $  (1,305)      $   4,631
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Extraordinary loss......................................        1,600            --                 --              --
Gain on sale of aircraft................................         (991)           --                 --              --
Depreciation and amortization...........................        2,718             1,626                392           1,087
Bad debt expense........................................          307               126                 69             168
Amortization of loan discount...........................           22               146             --              --
Decrease (increase) in accounts receivable..............       (5,437)            1,334               (192)           (199)
Increase (decrease) in accounts payable and accrued
  liabilities...........................................          561               796               (461)            391
Increase (decrease) in unearned revenues................        2,842            (6,508)             3,135              30
Increase (decrease) in value-added taxes payable........         (449)             (323)               190              13
Increase (decrease) in income taxes payable.............         (140)            1,537             --                 (58)
Other...................................................         (250)              619               (415)           (265)
                                                          -------------         -------            -------     -------------
Net cash provided by operating activities...............        2,686             1,356              1,413           5,798

INVESTING ACTIVITIES
Additions to pre-opening and curriculum development
  costs.................................................       (1,440)           --                 --              --
Purchases of property, plant, and equipment.............       (2,681)             (681)              (118)         (1,434)
Sale of property, plant, and equipment..................        2,076
Acquisition of Predecessor..............................       --               (30,747)            --              --
Net increase in note receivable from related parties and
  former stockholders...................................       --                --                   (170)         (1,228)
                                                          -------------         -------            -------     -------------
Net cash used in investing activities...................       (2,045)          (31,428)              (288)         (2,662)

FINANCING ACTIVITIES
Proceeds from issuance of common stock..................       34,560             4,000             --              --
Proceeds from long-term borrowings......................        4,043            29,117                750           2,058
Principal repayments on long-term debt..................      (33,347)              (26)              (234)           (893)
Principal payments under capital lease obligations......         (346)              (52)               (94)           (148)
Other...................................................         (400)           --                    120          --
Net receipts (payments)--line-of-credit.................       --                  (938)               151              (2)
Distributions to stockholders...........................       --                --                 (1,890)         (4,500)
Capital contribution from stockholder...................       --                --                 --                  43
Increase in deferred loan costs.........................       --                (1,321)            --              --
                                                          -------------         -------            -------     -------------
Net cash provided by (used in) financing activities.....        4,510            30,780             (1,197)         (3,442)
Effect of exchange rate changes on cash.................           14               (30)               (12)              8
                                                          -------------         -------            -------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....        5,165               678                (84)           (298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........          678            --                    453             751
                                                          -------------         -------            -------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................    $   5,843         $     678          $     369       $     453
                                                          -------------         -------            -------     -------------
                                                          -------------         -------            -------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest................................................    $   1,567         $   1,690          $     295       $     730
Income taxes............................................        2,047                45             --                 107

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 COMPANY--AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997; PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND FOR THE YEAR ENDED MAY 31,
                                      1996

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--EduTrek International, Inc. (the "Company"), through American InterContinental University ("AIU"), is a leading provider of career-oriented, internationally focused higher education programs. The Company operates campuses in Atlanta, Los Angeles, London, and Dubai, United Arab Emirates, with curricula focusing on international business, multimedia communications, design, and information technology. AIU is accredited by the Commission on Colleges of the Southern Association of Colleges and Schools.

    ACQUISITION--The Company, formerly known as E Holdings, Inc., was organized by Mr. Steve Bostic, the Company's current Chairman and Chief Executive Officer, on July 1, 1996 for the purpose of acquiring all of the capital stock of EduTrek Systems, Inc. ("EduTrek Systems") (a company also controlled by Mr. Bostic), American Intercontinental University, Inc. ("AIU, Inc."), formerly known as American European Corporation, and American College in London, Ltd. U.S., as well as 85% of the membership interests of American European Middle East Corporation, L.L.C ("AEMEC" which, together with AIU, Inc. and American College in London, Ltd., U.S. are collectively referred to herein as the "Predecessor"). On October 8, 1996, the Company acquired the capital stock and membership interests of the Predecessor which, prior to its acquisition, operated The American College, now known as AIU. The purchase price for the acquisition of the Predecessor was approximately $38.0 million. Also on October 8, 1996, the Company acquired all of the issued and outstanding capital stock of EduTrek Systems for an aggregate of 105,000 shares of Class A Common Stock and 1,995,000 shares of Class B Common Stock.

    The Company did not acquire the Predecessor until October 8, 1996. Accordingly, the financial statements of the Company for the period from July 1, 1996 through October 7, 1996 do not include the Predecessor. EduTrek Systems is included in the financial statements of the Company from July 1, 1996, the date of the Company's formation, in a manner similar to a pooling of interests. The results of operations of the Company include losses arising from the operation of EduTrek Systems of approximately $380,000 for the period from July 1, 1996 to May 31, 1997. Financial information for EduTrek Systems is not included prior to July 1, 1996.

    The Company's acquisition of the Predecessor has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the Predecessor's identifiable assets and liabilities based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the Predecessor's identifiable net assets has been classified as goodwill. The purchase price, net of noncash items totaling approximately $1.5 million, of the Predecessor has been allocated as follows (in millions):

Current assets.......................................  $     3.9
Property, plant, and equipment.......................        3.1
Goodwill.............................................       40.4
Other assets.........................................        2.1
Liabilities assumed..................................       13.0

                          EDUTREK INTERNATIONAL, INC.

 COMPANY--AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997; PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND FOR THE YEAR ENDED MAY 31,
                                      1996

NOTE 1--ORGANIZATION AND BUSINESS (CONTINUED)
    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the results of the acquisition of the Predecessor for the period from July 1, 1996 to May 31, 1997 as if the acquisition had occurred as of July 1, 1996:

Net revenue....................................  $27,926,000
Net income.....................................  $  276,000
Basic income per share.........................  $     0.04
Diluted income per share.......................  $     0.03

    PUBLIC OFFERING--On September 29, 1997, the Company completed an initial public offering of 2,990,000 shares of its Class A Common Stock, of which 2,732,890 shares were sold by the Company, including 390,000 shares sold as the result of the Underwriter's exercise of an over-allotment option, at $14 per share, which after underwriting discounts and commissions and payment of offering expenses raised $34,560,000 for the Company. The Company used $28,571,000 of the proceeds to retire long-term debt and related accrued and unpaid interest incurred in connection with the acquisition, $620,000 to repay short-term indebtedness outstanding under the Revolving Loan, and the remaining net proceeds of $5,369,000 being used for general corporate purposes, including increased working capital requirements of the Company resulting from its growth.

    OTHER--The Company effected a 7 for 1 stock split in June 1997. All share and per share data information in the accompanying 1998 and 1997 consolidated financial statements have been restated to reflect the stock split as if such had occurred as of the earliest period presented.

    In June 1997, one warrant holder exercised its option to purchase 257,110 shares of Class A Common Stock at an exercise price of $.0014 per share. In September 1997, another warrant holder exercised its option to purchase 444,318 shares of Class A Common Stock at the same exercise price.

    In December 1997, one warrant holder exercised its option to purchase 177,723 shares of Class A Common Stock at an exercise price of $.0014 per share. There are no remaining warrants outstanding.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--Effective September 1, 1997, AEMEC entered into an agreement with Middle East Colleges, Ltd. ("MEC") to modify certain aspects of their joint venture agreement relating to the operation of the American University in Dubai ("Dubai"). These modifications give effective control of the joint venture to AEMEC as defined in Statement of Financial Accounting Standard ("SFAS") 94, "Consolidation of All Majority-Owned Subsidiaries," and require consolidation of the financial statements of Dubai with those of the Company as of September 1, 1997. Prior to this date, AEMEC's portion of the net income from Dubai had been reported in the income statement of the Company as "income from management agreement." Effective September 1, 1997, the Company records MEC's ownership interest in the joint venture of 49.9% as minority interest in the consolidated financial statements.

    The consolidated financial statements include the accounts of the Company, AIU, Inc., the American College in London Ltd. U.S., AEMEC, MEC, and the American College in London, Ltd., a registered

                          EDUTREK INTERNATIONAL, INC.

 COMPANY--AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997; PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND FOR THE YEAR ENDED MAY 31,
                                      1996

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
British corporation that is wholly owned by The American College in London, Ltd. U.S. Significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--The Company considers cash equivalents to be all demand deposits and highly liquid unrestricted investments with an original maturity of three months or less which can be readily converted to cash on demand without penalty.

    Cash at May 31, 1998 and 1997 includes approximately $218,000 and $442,000, respectively, which is restricted to expenditures for scholarships and other awards to students. A corresponding liability has been recorded for these funds until they are disbursed.

    PROPERTY AND EQUIPMENT--Property and equipment is stated at cost less accumulated depreciation. Prior to its sale, the aircraft was depreciated over 10 years on the double declining balance method (see note 4). Depreciation for all other property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets.

    INTANGIBLE ASSETS--Goodwill is amortized over 40 years using the straight-line method.

    CURRICULUM DEVELOPMENT COSTS--The Company's policy is to capitalize direct costs incurred in the production of and improvements to educational courses. These direct costs, which are included in other assets, primarily include salaries for staff directly engaged in the curriculum development process and are amortized over a three year period beginning in the month the courses are placed into service.

    PRE-OPENING COSTS--The Company's policy is to capitalize all pre-opening costs, except those costs related to advertising, prior to the commencement of a new educational program. Pre-opening costs are amortized over twelve months upon commencement of a new program. American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) will require the Company to expense all pre-opening costs as incurred and to write off any pre-opening costs included on the balance sheet beginning in June 1999.

    LICENSES--The Company capitalizes license fees and then amortizes the fees over the life of the agreement. During the year ended May 31, 1998, the Company capitalized and began amortizing a $450,000 license fee paid to ITI Education Corporation ("ITI") for the use of an information technology curriculum in the Masters of Information Technology program in Atlanta, GA. The amortization period is 10 years, the life of the agreement. Also during fiscal year 1998, the Company entered into a 10-year license agreement with ITI Learning Systems, Inc. (a wholly-owned subsidiary of ITI) for the use of an information technology curriculum at subsequent locations. The cost of this license was $750,000 which was paid in July 1998. The license fee for subsequent locations is $900,000 per location and will be amortized over 10 years.

                          EDUTREK INTERNATIONAL, INC.

 COMPANY--AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997; PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND FOR THE YEAR ENDED MAY 31,
                                      1996

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    IMPAIRMENT OF LONG-LIVED ASSETS--All long-lived assets are evaluated for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under this method, the Company is required to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All long-lived assets to be disposed of will be reported at the lower of carrying amount or fair value less cost to sell.

    REVENUE RECOGNITION--Revenue is recognized when all educational related services have been performed. The Company records accounts receivable and related unearned revenue when students are billed for tuition, fees, and dorm payments.

    UNEARNED REVENUES--Unearned revenues represent the portion of student tuition, fees, and dorm payments received in advance of services being performed.

    DEFERRED RENT--The Company records rent expense under operating leases with escalating rent payments by amortizing the total operating lease obligation over the lease term on a straight-line basis.

    INCOME TAXES--Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

    EARNINGS PER SHARE--Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and warrants.

    NEW ACCOUNTING PRONOUNCEMENTS--In 1997 the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

    The Company adopted SFAS 128, "Earnings per Share," during fiscal year 1998. In accordance with SFAS 128, the Company has presented both basic and diluted per share amounts in the 1998 and 1997 statements of operations presented. SFAS 128 is effective for annual financial statements for periods ending after December 15, 1997 and requires the Company to change the method previously used to compute earnings per share and to restate all prior periods. As such, the Company has conformed the 1998 and 1997 reported amounts to the provisions of SFAS 128.

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities of the Company's United Kingdom operations are translated from Pounds Sterling into U.S. dollars at the rate of currency exchange at the end of the fiscal period. Revenues and Expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of shareholders' equity.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Management has reviewed the various assets and liabilities of the Company in accordance with SFAS 107, "Disclosures About Fair Values of Financial Instruments," and has

                          EDUTREK INTERNATIONAL, INC.

 COMPANY--AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997; PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND FOR THE YEAR ENDED MAY 31,
                                      1996

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) concluded that substantially all of the Company's financial instruments have terms such that their book value approximates fair value.

    RECLASSIFICATIONS--Certain prior period amounts have been reclassified to conform with current year presentation.

NOTE 3--OTHER CURRENT ASSETS

    Other current assets at May 31, 1998 and 1997 consist of the following:

                                                                     1998           1997
                                                                 -------------  -------------
Prepaid expenses...............................................   $   511,191    $    89,638
Pre-opening costs..............................................       212,120        --
Other..........................................................        36,058        134,186
                                                                 -------------  -------------
                                                                  $   759,369    $   223,824
                                                                 -------------  -------------
                                                                 -------------  -------------

NOTE 4--PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at May 31, 1998 and 1997 is summarized as follows:

                                                                     1998           1997
                                                                 -------------  -------------
Furniture, fixtures, and equipment.............................   $ 4,396,024    $ 2,325,359
Leasehold improvements.........................................     1,895,681      1,061,304
Library and textbooks..........................................       550,931        605,808
Aircraft.......................................................       --           1,510,455
Other..........................................................       256,615        --
                                                                 -------------  -------------
                                                                    7,099,251      5,502,926
Less accumulated depreciation and amortization.................     1,370,437        765,715
                                                                 -------------  -------------
                                                                  $ 5,728,814    $ 4,737,211
                                                                 -------------  -------------
                                                                 -------------  -------------

    A subsidary of the Company sold the aircraft during the year ended May 31, 1998. The gain on the sale of approximately $991,000 is included in other income

    Depreciation expense for property, plant, and equipment was $1,275,179, $765,715, $1,224,711, and $390,983 for the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, the year ended May 31, 1996, and the period from June 1, 1996 to October 8, 1996, respectively.

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 5--LONG-TERM DEBT

    Long-term debt at May 31, 1998 and 1997 is summarized as follows:

                                                                     1998           1997
                                                                 -------------  -------------
Senior Credit Agreement--Term Loan (net of debt discount of
  $154,263)....................................................       --        $  20,845,737
Subordinate Loan (net of debt discount of $376,822)............       --            6,623,178
Loan Secured by Aircraft.......................................       --            1,565,000
Capital Lease Obligations......................................   $   955,502         603,762
Directors and Officers Insurance and other.....................       285,817          25,682
                                                                 -------------  -------------
                                                                    1,241,319      29,663,359
Less current portion...........................................       573,954       2,014,120
                                                                 -------------  -------------
                                                                  $   667,365   $  27,649,239
                                                                 -------------  -------------
                                                                 -------------  -------------

    At May 31, 1998 and 1997, the Company had no amounts borrowed against its $3.0 and $2.5 million lines of credit, respectively.

    Future maturities of long-term debt excluding capital lease obligations for years ending May 31 are as follows:

1999..............................................  $ 238,128
2000..............................................     47,689
                                                    ---------
                                                    $ 285,817
                                                    ---------
                                                    ---------

    The extraordinary loss of $960,000 net of taxes ($1,600,000 less the related income tax effect of $640,000) is from the retirement of the Company's term loan with NationsBank, N.A. and its subordinate debt with Stratford Capital Partners, L.P. and GMM Investors SBIC, L.P. The funds used to retire the debt represent a portion of the proceeds from the sale of 2,990,000 shares of the Company's Class A Common Stock.

NOTE 6--EMPLOYEE BENEFIT PLAN

    The Company maintains a qualified 401(k) Plan available to full-time employees who meet the Plan's eligibility requirements. This Plan, which is a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on an allocated portion of a discretionary annual contribution. Company contributions to the Plan for matching of employee contributions were approximately $77,000, $51,000, and $44,000 for the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, and the year ended May 31, 1996, respectively.

NOTE 7--LEASES

    The Company leases office and classroom space, dormitories, and various items of equipment under lease agreements with varying expiration dates through January 2009. Many of the lease agreements contain renewal clauses with various terms; however, none of the leases contain any significant restrictions.

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 7--LEASES (CONTINUED)
Several of the lease agreements contain provisions for rent escalations which are either tied to the Consumer Price Index or require a specific percentage increase annually. These leases are classified as operating leases.

    The Company also leases various other assets under agreements which are classified as capital leases. The net book value of these assets at May 31, 1998 and 1997 was as follows:

                                                                     1998           1997
                                                                 -------------  -------------
Furniture, fixtures, and equipment.............................   $ 1,453,924    $   895,076
Less accumulated amortization..................................       291,354         52,226
                                                                 -------------  -------------
                                                                  $ 1,162,570    $   842,850
                                                                 -------------  -------------
                                                                 -------------  -------------

    For the years ending May 31, future minimum lease payments and present value of net minimum lease payments under capital leases and future minimum lease payments under noncancellable operating leases are as follows:

                                                                     CAPITAL       OPERATING
                                                                      LEASES        LEASES
                                                                   ------------  -------------
Year ending May 31, 1999.........................................  $    418,175  $   3,722,046
2000.............................................................       311,341      4,153,135
2001.............................................................       158,944      3,833,748
2002.............................................................       103,246      3,819,331
2003.............................................................       102,911      3,683,804
Thereafter.......................................................        51,239     21,002,529
                                                                   ------------  -------------
  Total minimum lease payments...................................     1,145,856  $  40,214,593
                                                                                 -------------
                                                                                 -------------
Less amount representing interest................................       190,354
                                                                   ------------
  Present value of net minimum lease payments....................  $    955,502
                                                                   ------------
                                                                   ------------

    Rent expense incurred for the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, the period from June 1, 1996 to October 8, 1996, and the year ended May 31, 1996 under all operating leases was approximately $5,444,000, $3,101,000, $1,337,000, and $3,997,800, respectively.

NOTE 8--CONSULTING AND EMPLOYMENT AGREEMENTS

    In connection with the acquisition of the Predecessor, the Company entered into consulting and employment agreements with the selling shareholders and other officers of American European. The Company also entered into an employment agreement with an officer of the Company. For the years ended May 31, 1998 and 1997, such payments, which were charged to operations, totaled $716,000 and

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 8--CONSULTING AND EMPLOYMENT AGREEMENTS (CONTINUED)
$705,000, respectively. Future payments under these agreements for the years ending May 31 are as follows:

1999..............................................  $ 642,000
2000..............................................    593,000
2001..............................................    525,000
2002..............................................    258,000

    Of the above amounts, approximately $633,000 of future payments relate to a continuing officer of the Company. Amounts paid to such officer totaled approximately $165,000 and $27,500 for the years ended May 31, 1998 and 1997, respectively.

NOTE 9--INCOME TAXES

    Income tax expense for the year ended May 31, 1998 and for the period from July 1, 1996 to May 31, 1997 consists of (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Current:
  Federal..................................................................  $   2,238  $   1,423
  State....................................................................        480        333
                                                                             ---------  ---------
    Total current provision................................................      2,718      1,756

Deferred:
  Federal..................................................................       (117)       194
  State....................................................................        (20)        31
                                                                             ---------  ---------
    Total deferred provision...............................................       (137)       225
                                                                             ---------  ---------
    Total provision........................................................  $   2,581  $   1,981
                                                                             ---------  ---------
                                                                             ---------  ---------

    The following is a reconciliation of the statutory tax rate to the Company's effective tax rate for the year ended May 31, 1998 and for the period from July 1, 1996 to May 31, 1997:

                                                                             1998       1997
                                                                           ---------  ---------
Statutory rate...........................................................     34.00%     34.00%
State income taxes (net of federal benefit)..............................      4.40%      6.03%
Permanent differences:
  Nondeductible goodwill.................................................      4.97%      9.69%
  Nontaxable foreign earnings of minority interest.......................     (5.90%)
                                                                           ---------  ---------
    Effective rate.......................................................     37.47%     49.72%
                                                                           ---------  ---------
                                                                           ---------  ---------

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 9--INCOME TAXES (CONTINUED)
    The effects of temporary differences which gave rise to the deferred tax asset and liability at May 31, 1998 and 1997, respectively, are as follows (in thousands):

                                                               1998                        1997
                                                    --------------------------  --------------------------
                                                      CURRENT      LONG-TERM      CURRENT      LONG-TERM
                                                    -----------  -------------  -----------  -------------
Deferred tax assets arising from:
  Unearned revenue................................   $      94                   $     112
  Deferred rent...................................                 $     376                   $     339
  Other...........................................          73           121            13            56
Deferred tax liabilities arising from:
  Other...........................................         (37)                        (30)
                                                         -----         -----         -----         -----
                                                     $     130     $     497     $      95     $     395
                                                         -----         -----         -----         -----
                                                         -----         -----         -----         -----

    As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor has not been subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status. Distributions in the form of cash dividends have been made principally to assist the shareholders with their income tax obligations arising from the Predecessor's S Corporation status. Such distributions amounted to $1,889,694 and $4,500,000 for the period from June 1, 1996 through October 8, 1996 and for the year ended May 31, 1996, respectively.

    Significant components of the provision for income taxes for the period from June 1, 1996 to October 8, 1996 and the year ended May 31, 1996 are as follows (in thousands):

                                                           PERIOD FROM JUNE 1,    YEAR ENDED MAY
                                                         1996 TO OCTOBER 8, 1996     31, 1996
                                                         -----------------------  ---------------
Domestic...............................................         $  --                $      23
Foreign................................................            --                       84
                                                                   ------                -----
                                                                $  --                $     107
                                                                   ------                -----
                                                                   ------                -----

NOTE 10--U.S. AND FOREIGN OPERATIONS

    The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. The Company's operations in Dubai represented management fees from a management agreement through August 1997 and consolidated operations from September 1, 1997 through May 31, 1998 (see Note 2 on Consolidation). Net revenues and income (loss) from operations by geographic area for fiscal year 1998 and for the period from October 8, 1996 (date of acquisition of the Predecessor) to

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 10--U.S. AND FOREIGN OPERATIONS (CONTINUED)
May 31, 1997 and for the year ended May 31, 1996 and identifiable assets by geographic area at May 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Net revenues:
  United States..............................................  $  22,453  $  13,437  $  14,630
  United Kingdom.............................................     14,595     10,153     11,863
  Dubai, UAE.................................................      4,866     --         --
  Home Office................................................     --         --         --
                                                               ---------  ---------  ---------
    Total....................................................  $  41,914  $  23,590  $  26,493
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Income (loss) from operations:
  United States..............................................  $   8,089  $  10,533  $   5,986
  United Kingdom.............................................      5,873      4,385      4,888
  Dubai, UAE.................................................      2,257        479        127
  Home Office................................................     (9,541)    (8,934)    (5,966)
                                                               ---------  ---------  ---------
    Total....................................................  $   6,678  $   6,463  $   5,035
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Identifiable assets:
  United States..............................................  $  55,241  $  46,141  $   5,690
  United Kingdom.............................................      2,216      1,530      1,563
  Dubai, UAE.................................................        828     --         --
  Home Office................................................     --         --         --
                                                               ---------  ---------  ---------
    Total....................................................  $  58,285  $  47,671  $   7,253
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

NOTE 11--STOCK OPTION PLANS

    The Company has a stock incentive plan (the "Plan") for key employees and directors under which it may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, or performance awards of Class A Common Stock or cash. The maximum number of Class A Common Stock which can be issued through awards granted under the Plan is 829,388.

    Incentive stock options granted under the Plan expire on the tenth anniversary of the date the option is granted or the fifth anniversary of the date the option is granted in the event that the individual grantee owns more than 10% of the total voting power of all classes of stock of the Company.

    In fiscal year 1998, fixed stock options to purchase an aggregate of 299,644 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at a weighted average exercise price of $17.07 per share which was the fair market value at the grant date. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant.

    In March 1997, incentive stock options to purchase an aggregate of 415,877 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at $.77 per

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 11--STOCK OPTION PLANS (CONTINUED)
share which was the fair market value at the grant date. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant. Of these options, 35,000 vest contingent on the Company meeting certain financial goals (the "performance options").

    The estimated weighted average fair value of options granted during 1998 and 1997 was $7.82 and $1.07, respectively. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, additional compensation expense of $730,000 and $22,000 would have been recorded for the year ended May 31, 1998 and for the period from July 1, 1996 to May 31, 1997, respectively. Accordingly, the Company's net income and earnings per share for the year ended May 31, 1998 and for the period from July 1, 1996 to May 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                                                        1998          1997
                                                                    ------------  ------------
Net income:
  As reported.....................................................  $  1,903,000  $  2,002,690
  Pro forma.......................................................  $  1,173,000  $  1,980,690
Basic net income per share:
  As reported.....................................................  $       0.20  $       0.29
  Pro forma.......................................................  $       0.12  $       0.28
Diluted net income per share:
  As reported.....................................................  $       0.19  $       0.26
  Pro forma.......................................................  $       0.11  $       0.26

    The fair value of options granted under the Plan during the above periods was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for 1998 and 1997, respectively: expected volatility of 52.62% and 0%, risk-free interest rate of 5.76% and 6.16% for fixed options and 6.03% for the 1997 performance options, dividend yield of 0% for both years, and expected lives of
3.97 and 3.91 years for fixed options and 3.08 years for the 1997 performance options. Annual forfeiture rates of 3% for both years were utilized, and the likelihood of the 1997 performance options vesting was estimated to be 100%.

                          EDUTREK INTERNATIONAL, INC.

      AS OF MAY 31, 1998 AND 1997 AND FOR THE YEAR ENDED MAY 31, 1998, THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR--FOR
THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 11--STOCK OPTION PLANS (CONTINUED)
    The following table sets forth activity in the Company's Plan:

                                                                    1998                         1997
                                                         ---------------------------  ---------------------------
                                                                    WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                                          SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                         ---------  ----------------  ---------  ----------------
Outstanding, June 1, 1996
  Granted..............................................                                 415,877     $   0.7714
                                                                                      ---------
Outstanding, May 31, 1997                                                               415,877     $   0.7714
  Granted..............................................    299,644     $   17.065
  Exercised............................................                                 (16,360)    $   0.7714
  Canceled.............................................                                  (1,400)    $   0.7714
                                                         ---------                    ---------
Outstanding May 31, 1998...............................    299,644     $   17.065       398,117     $   0.7714
                                                         ---------                    ---------
                                                         ---------                    ---------
Exercisable May 31, 1998...............................      2,000     $   18.500        97,335     $   0.7714

Weighted average fair value of options granted:
  1998.................................................  $    7.82
                                                         ---------
                                                         ---------
  1997.................................................                               $    1.07
                                                                                      ---------
                                                                                      ---------

    Exercise price for options outstanding as of May 31, 1998 ranged from $.7714 to $27.75. The weighted average remaining contractual life of those options is
9.2 years.

NOTE 12--SUBSEQUENT EVENTS

    In June 1998, the Company entered into a 127-month lease for a 32,632 square foot building in the District of Columbia. The Company began its occupancy in July 1998 and will incur rent payments of approximately $500,000 for fiscal year 1999 and approximately $800,000 to $900,000 each fiscal year thereafter.

    In July 1998, the Company entered into a 129-month lease for a 88,144 square foot building in Los Angeles. The Company is to begin its occupancy in October 1998 and will incur rent payments of approximately $400,000 for fiscal year 1999 and approximately $2 to 3 million each fiscal year thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no occurrence requiring a response to this item.

                                    PART III

    Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning directors and executive officers of the Registrant is set forth in the Proxy Statement under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS. The following financial statements and auditors' report have been filed with Item 8 in Part II of this Report.

                                                                                                              PAGE
                                                                                                            ---------
Independent Auditors' Report..............................................................................         33
Consolidated Balance Sheets...............................................................................         34
Consolidated Statements of Operations.....................................................................         35
Consolidated Statements of Changes in Shareholders' Equity................................................         36
Consolidated Statements of Cash Flows.....................................................................         37
Notes to Consolidated Financial Statements................................................................         38

    (a)(2) FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted as the required information is inapplicable.

    (a)(3) EXHIBITS. The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, either (i) the Company's registration statement on Form S-1, Registration Number 333-29603, as amended, declared effective by the Securities and Exchange Commission on September 23, 1997 (the "S-1"); (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997 (the "8/31/97 10-Q"); or (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (the "2/28/98 10-Q"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT NUMBER   DESCRIPTION                                                                        PAGE
---------------  ------------------------------------------------------------------------------     -----
        * 2.1    Stock Purchase Agreement dated July 25, 1996 by and between EduTrek
                   International, Ltd., Thomas J. Barnette and Phillip J. Markert relating to the acquisition of the Predecessor (S-1)
       * 3(i)    Articles of Incorporation (S-1)
     * 3(i).1    Articles of Amendment to Articles of Incorporation, dated September 6, 1996
                   (S-1)
  * 3(i).2       Articles of Amendment to Articles of Incorporation, dated June 17, 1996 (S-1)
  * 3(ii)        Bylaws (S-1)
  * 4.1          Specimen Certificate of Class A Common Stock (S-1)
  *10.1          1997 Incentive Plan (S-1)
  *10.2          Amendment No. 1 to 1997 Incentive Plan (S-1)
  *10.2.1        Amendment No. 2 to 1997 Incentive Plan (8/31/98)
  *10.3          Form of Incentive Stock Option Agreement (S-1)
  *10.4          Form of Non-qualified Stock Option Agreement (S-1)
  *10.7          Employment Agreement, dated March 21, 1997, by and between E Holdings, Inc.
                   and Stephen G. Franklin, Sr. (S-1)
  *10.8          Employment Agreement, dated October 8, 1996 by and between American European
                   Corporation and Phillip J. Markert (S-1)
  *10.9          Consulting Agreement, dated October 8, 1996, by and between the Company and
                   The Phillip J. Markert Consulting Group, Inc. (S-1)
  *10.10         Agreement, dated October 1, 1995, by and between American Middle East
                   Corporation, LLC and Middle East College, Ltd., relating to the formation and operation of the University's campus in Dubai (S-1)
   10.10.1       Agreement, dated September 1, 1997, relating to Agreements, dated October 1,
                   1995 and January 24, 1996, by and between American Middle East Corporation,
                   LLC and Middle East College, Ltd., relating to the formation and operation of the University's campus in Dubai
  *10.11         Financial Operations Agreement, dated October 1, 1995, by and between American
                   European Middle East Corporation, LLC and Middle East Colleges, Ltd.,
                   relating to the operation of the University's campus in Dubai (S-1)
  *10.12         Memorandum of Understanding, dated January 24, 1996, by and between American
                   European Middle East Corporation, LLC and Middle East Colleges, Ltd. (S-1)

EXHIBIT NUMBER   DESCRIPTION                                                                        PAGE
---------------  ------------------------------------------------------------------------------     -----
       *10.13    Registration and Anti-Dilution Rights Agreement, dated October 8, 1996, by and between E Holdings, Inc. and The Robinson-Humphrey Company, Inc. (S-1)
       *10.14    Anti-Dilution Rights Agreement, dated October 8, 1996, by and between E
                   Holdings, Inc. and Phillip J. Markert (S-1)
       *10.15    Agent Agreement, dated March 13, 1996, by and between Target Marketing
                   Systems, Inc. and EduTrek Systems, Inc. (S-1)
       *10.16    License Agreement, dated July 26, 1997, by and between ITI Learning Systems,
                   Inc., American European Corporation and the Company (S-1)
       *10.17    Lease: Embassy Row 500 Between EduTrek International, Inc., a Georgia
                   Corporation (Tenant) and a Maryland Corporation (Landlord) (2/28/98 10-Q)
        10.18    Lease Agreement dated June 30, 1998 between 1770 G Street Limited Partnership and American Intercontinental University, Inc.
        *21.1    Subsidiaries of the Registrant (S-1)
         23.1    Consent of Deloitte & Touche LLP
         24.1    Power of Attorney of Stephen G. Franklin, Sr.
         24.2    Power of Attorney of Paul D. Beckham
         24.3    Power of Attorney of Fred C. Davison
         24.4    Power of Attorney of Ronald P. Hogan
         24.5    Power of Attorney of Gaylen D. Kemp
         24.6    Power of Attorney of Gerald Tellefsen
         27.1    Financial Data Schedule (SEC only)
         27.2    Financial Data Schedule (SEC only)
         27.3    Financial Data Schedule (SEC only)

      (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter ended May 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EDUTREK INTERNATIONAL, INC.

Date: August 31, 1998           By:               /s/ STEVE BOSTIC
                                     -----------------------------------------
                                                   Steve Bostic,
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date: August 31, 1998           By:            /s/ DONALD J. BLANKERS
                                     -----------------------------------------
                                                Donald J. Blankers,
                                              CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ STEVE BOSTIC
------------------------------  Chairman and Chief            August 31, 1998
         Steve Bostic             Executive Officer

    /s/ DONALD J. BLANKERS
------------------------------  Chief Financial Officer       August 31, 1998
      Donald J. Blankers

              *
------------------------------  President, Chief Academic     August 31, 1998
   Stephen G. Franklin, Sr.       Officer and Director

              *
------------------------------  Director                      August 31, 1998
       Paul D. Beckham

              *
------------------------------  Director                      August 31, 1998
       Fred C. Davison

              *
------------------------------  Director                      August 31, 1998
       Ronald P. Hogan

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  Director                      August 31, 1998
        Gaylen D. Kemp

              *
------------------------------  Director                      August 31, 1998
       Gerald Tellefsen

*By:   /s/ DONALD J. BLANKERS
      -------------------------
         Donald J. Blankers,
         AS ATTORNEY IN FACT
        PURSUANT TO POWERS OF
          ATTORNEY FILED AS
       EXHIBITS TO THIS REPORT

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                              DESCRIPTION
---------------  -------------------------------------------------------------------------------------------------
     10.10.1     Agreement, dated September 1, 1997, relating to Agreements, dated October 1, 1995, and January
                   24, 1996, by and between American Middle East Corporation, LLC and Middle East College, Ltd.,
                   relating to the formation and operation of the University's campus in Dubai
       10.18     Lease Agreement dated June 30, 1998 between 1770 G Street Limited Partnership and American
                   Intercontinental University, Inc.
        23.1     Independent Auditors' Consent
        24.1     Power of Attorney of Stephen G. Franklin, Sr.
        24.2     Power of Attorney of Paul D. Beckham
        24.3     Power of Attorney of Fred C. Davison
        24.4     Power of Attorney of Ronald P. Hogan
        24.5     Power of Attorney of Gaylen D. Kemp
        24.6     Power of Attorney of Gerald Tellefsen
        27.1     Financial Data Schedule (SEC only)
        27.2     Financial Data Schedule (SEC only)
        27.3     Financial Data Schedule (SEC only)