Form 10-K405/A
period 1998-05-31
EDUTREK INT INC
filed 1998-09-28
CIK 1041075

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------
                                  FORM 10-K/A
                            -----------------------

                               Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended May 31, 1998


                          Commission File No. 0-23021

                          EDUTREK INTERNATIONAL, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-2255472)
                        3340 Peachtree Road, Suite 2000
                             Atlanta, Georgia 30326
                                 (404) 812-8200

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      None
                            -----------------------


                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                 Class A Common Stock, no par value per share
                            -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (4,268,688 shares) on July 31, 1998 was $105,116,442. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock as of July 31, 1998: 4,337,095 shares of Class A Common Stock and 6,293,000 shares of Class B Common Stock.

The following items are amended:

    Part III:

     Item 10.  Directors and Executive Officers of the Registrant.
     Item 11.  Executive Compensation.
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     Item 13.  Certain Relationships and Related Transactions.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The executive officers and directors of the Company are as follows:

NAME                      AGE                 POSITION
------------------------  ---  --------------------------------------
Steve Bostic               55  Chairman of the Board and Chief
                               Executive Officer
Stephen G. Franklin        51  President, Chief Academic Officer,
                               and
                               Director
Daniel D. Moore            47  Chief Financial Officer
Barbara S. Butterfield     58  Senior Vice President, Human Resources
Douglas C. Chait           34  Vice President, Corporate Development
                               and Secretary
Eric R. Fliegel            36  Chief Information Officer
Paul D. Beckham            54  Director
Fred C. Davison            68  Director
Donald M. Farquharson      52  Director
J. Robert Fitzgerald       59  Director
Ronald P. Hogan            58  Director
Gaylen D. Kemp             45  Director
Gerald Tellefsen           60  Director


     STEVE BOSTIC has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in July 1996. Since October 1996, Mr. Bostic has also served on the Governing Board of American Intercontinental University ("AIU"), and since June 1997, Mr. Bostic has served as the President of AIU. Prior to founding the Company in 1996, from 1993 to 1996, Mr. Bostic was the Chairman of the Board of EduTrek Systems, Inc. and, from 1989 to 1993, Mr. Bostic was the Chairman of the Board of Delphi Technology, Inc., a company specializing in the scientific development and application of cognitive-based learning systems. Mr. Bostic was the principal owner and Chairman of American Photo Group, an operator of consumer photo processing labs, from 1981 to 1987. In addition, Mr. Bostic serves as a member of the Board of Trustees of Presbyterian College, the Dean's Advisory Council of the Indiana University School of Business, and the Board of the School of Public Policy at Georgia Institute of Technology. Mr. Bostic has more than ten years of experience in the educational arena.

     STEPHEN G. FRANKLIN has served as the President of the Company since July 1997, Chief Academic Officer since April 1997 and as a member of the Board of Directors of the Company since June 1997. Prior to his appointment as President, Dr. Franklin has also served as Executive Vice President of the Company from April to July 1997. Since October 1996, Dr. Franklin has also served on AIU's Governing Board. Prior to joining the Company, Dr. Franklin served as the Associate Dean of Executive Education at Goizueta Business School of Emory University from 1995 to 1997 where he developed and delivered executive education programs for companies. Prior to serving as Associate Dean, Dr. Franklin was tenured professor of Business Administration of the Goizueta Business School of Emory University from 1978 to 1984. At Emory, Dr. Franklin focused his academic research on change management, team-based anticipating learning strategies and entrepreneurship in organizations and has co-authored two management textbooks. Dr. Franklin established and, from March 1988 to 1995, owned Global Access Learning, Inc., an international executive education and management development firm specializing in developing custom management programs for global companies. Prior to that time, from 1984 to 1988, Dr. Franklin was the Executive Vice President and principal shareholder in Financial Service Corporation, an independent financial planning broker-dealer.

     DANIEL D. MOORE has served as Chief Financial Officer of the Company since September 1998. From 1997 until he joined the Company, Mr. Moore was Senior Vice President and Chief Financial Officer of GeoLogistics Americas, a freight forwarding company in Marietta, Georgia. From 1992 to 1997, Mr. Moore was Senior Vice President and Chief Financial Officer of GATX Logistics, Inc. of Jacksonville, Florida.

     BARBARA S. BUTTERFIELD has served as Senior Vice President of Human Resources of the Company since March 1997. Prior to joining the Company, from 1991 to 1997, Dr. Butterfield was the Vice President of Human Resources and Vice President of Faculty and Staff Services at Stanford University, Palo Alto, California, where she provided long-rage planning, analysis and strategies in such areas as risk management, environmental health and safety, faculty/staff housing, and human resources. Prior to Stanford University, Dr. Butterfield was the Vice President of Human Resources at the University of Pennsylvania from 1987 to 1991. From 1986 to 1987, Dr. Butterfield was the Director of Human Resources Administration at Duke University and from 1983 to 1986, was the Director of Personnel Administration at Michigan State University.

     DOUGLAS C. CHAIT has served as Vice President, Corporate Development, and Secretary since October 1996. Prior to joining the Company, Mr. Chait was the Director of Corporate Development for EduTrek Systems, Inc. from May 1994 to October 1996 where he was responsible for identifying and pursuing joint venture and acquisition opportunities in the corporate training and education industries. From September 1992 to May 1994, Mr. Chait attended the Goizueta Business School of Emory University where he graduated with an M.B.A. in finance and strategy.

     ERIC R. FLIEGEL has served as Chief Information Officer since April 1997. Prior to joining the Company, from 1995 to 1997, Mr. Fliegel served as the Executive Director of Information Services for Emory Healthcare where he was responsible for providing information services to such Emory Healthcare entities as Emory University Hospital, Crawford Long Hospital and the Emory Clinic. From 1988 to 1995, Mr. Fliegel served as the Assistant Dean of Information Services for the Goizueta Business School of Emory University where he managed the school's information systems, and from January 1981 to April 1988, Mr. Fliegel was the Associate Director of Computing for the William E. Simon Graduate School of Business Administration.

     PAUL D. BECKHAM has served as a Director of the Company since June 1997. Since 1993, Mr. Beckham has been the co-owner of Hope-Beckham, Inc., a marketing and consulting firm. From 1970 to 1993, Mr. Beckham served in various capacities with Turner Broadcasting System, Inc., including most recently, President of Turner Cable Sales, a wholly-owned subsidiary of Turner Broadcasting System, Inc. In addition, Mr. Beckham has served as a Trustee of Young Harris College since 1992.

     FRED C. DAVISON has served as a Director of the Company since June 1997 and has served on AIU's Governing Board since October 1996. Dr. Davison has a Ph.D. in biochemistry and pathology and has served as the President and Chief Executive Officer of the National Science Foundation, Augusta, Georgia since 1988. From July 1967 through June 1986, Dr. Davison served as the President of the University of Georgia. Dr. Davison is currently a member of the Board of Trustees of Presbyterian College as well as a member of the Board of Directors of First Union Bank of Georgia, the Augusta Chamber of Commerce and the Business Higher Education Forum.

     DONALD M. FARQUHARSON has served as a Director of the Company since December 1997. From December 1997 to July 31, 1998, Mr. Farquharson served as Executive Vice President and Chief Revenue Officer of the Company. From 1993 until he joined the Company, Mr. Farquharson was president of McKinley Marketing, Inc., Kansas City, Kansas, a consulting firm providing management support services in basic marketing, product development, strategic thinking and research.

     J. ROBERT FITZGERALD has served as a Director of the Company since October 1997. Mr. Fitzgerald retired as Vice President - Corporate Responsibility and Compliance with BellSouth Corporation in October 1996. Mr. Fitzgerald served in various capacities with BellSouth and its predecessors from 1970 to 1996. Since his retirement, Mr. Fitzgerald has been involved in numerous civic activities.

     RONALD P. HOGAN has served as a Director of the Company since October 1997. Since August 1995, Mr. Hogan has served as President and Chief Executive Officer of Saint Joseph's Health System, Atlanta, Georgia. From April 1994 to August 1995, Mr. Hogan was an investment advisor with the Wilkinson Group, Atlanta, Georgia.

     GAYLEN D. KEMP has served as a Director of the Company since June 1997 and has served on AIU's Governing Board since October 1996. Ms. Kemp has been Of Counsel in the Atlanta, Georgia office of the law firm of Dow, Lohnes & Albertson since January 1996. From 1987 to December 1995, Ms. Kemp was a partner in the law office of Dow, Lohnes & Albertson practicing with a focus on mergers and divestitures, financial transactions and public and private securities offerings. Ms. Kemp has been a member of the Executive Committee of the Corporate and Banking Law Section of the State Bar of Georgia since 1989 and served as Chairperson of the Section from 1993 to 1994. Ms. Kemp is currently a member of the Executive Committee of the Board of Directors of the Atlanta Legal Aid Society.

     GERALD TELLEFSEN, age 60, has served as a Director of the Company since October 1997. Since 1984, Mr. Tellefsen has been Chief Executive Officer of the Tellefsen Consulting Group, Inc., a company based in New York City which serves as a consultant to the financial industry.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the four next most highly compensated officers whose cash compensation during fiscal 1998 exceeded $100,000 (the "Named Executive Officers"), for the periods indicated. The Company was organized in July 1996 and had only minimal operations prior to October 1996. Fiscal 1998 ended May 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                             LONG-TERM
                                               ANNUAL       COMPENSATION
                                            COMPENSATION       AWARDS
                                          ----------------   ------------
                                                              SECURITIES
                                FISCAL                        UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS     OPTIONS      COMPENSATION/(1)/
-----------------------------  --------  --------   --------   ----------    ------------
Steve Bostic                   1998       $250,000      --           --             --
  Chairman and Chief           1997/(2)/   166,667      --           --
     Executive Officer
Stephen G. Franklin            1998       $186,261  $50,000          --          $3,954
  President and Chief          1997/(2)/    27,500      --       140,000
     Academic Officer
Donald J. Blankers             1998       $135,844      --         3,000         $2,853
 Chief Financial Officer       1997/(2)/    93,958      --        14,000
Barbara S. Butterfield         1998       $129,647      --        16,000         $  --
 Senior Vice President,        1997            --       --        14,000
      Human Resources
Eric R. Fliegel                1998       $123,773      --           --          $  473
 Chief Information Officer     1997            --       --        14,000

-----------

(1) Represents matching contribution paid by the Company under the Company's profit sharing plan.
(2) Represents only a portion of fiscal 1997.


EMPLOYMENT AND NONCOMPETITION AGREEMENT

          On March 21, 1997, the Company and Stephen G. Franklin entered into an Employment Agreement pursuant to which Dr. Franklin serves as the President and Chief Academic Officer of the Company and was appointed to serve as a member of the Company's Board of Directors. The Employment Agreement has a five year term and provides for a base annual salary of $165,000. Under the terms of the Employment Agreement, Dr. Franklin's salary must be increased annually by an amount not less than the percentage increase in the consumer price index. Dr. Franklin is further entitled to receive certain performance bonuses based on the performance of AIU's business schools, the Company's financial performance and Dr. Franklin's achievement of certain business objectives. The Employment Agreement also provides that Dr. Franklin be granted an option to purchase 105,000 shares of the Company's Class A Common Stock to vest in equal increments over a period of five years. In addition, the Employment Agreement provides that Dr. Franklin is to be granted options to purchase up to an additional 35,000 shares of Class A Common Stock, the vesting of which shall be contingent on the Company's obtaining certain financial goals. Upon termination of the Employment Agreement (other than voluntarily by Dr. Franklin, or by the Company for cause or upon the death, incapacity or illness of Dr. Franklin), Dr. Franklin is entitled to continue to receive his base salary until the earlier of
(i) twelve months after the date of termination or the second anniversary of the date of the Employment Agreement, (ii) the date of Dr. Franklin's death or (iii) the date that Dr. Franklin breaches any post-engagement covenants as set forth in the Employment Agreement. The Employment Agreement contains additional provisions restricting Dr. Franklin's ability to compete with the Company and solicit its employees. The Employment Agreement further obligates Dr. Franklin to protect the confidentiality of the Company's information following termination of his employment.

OPTIONS

       The following table provides information regarding option grants in fiscal 1998 to the Named Executive Officers:

                                        OPTION GRANTS IN FISCAL 1998

                                            INDIVIDUAL GRANTS
                             -------------------------------------------------------
                                             % OF TOTAL                                POTENTIAL REALIZABLE
                             NUMBER OF        OPTIONS                                  VALUE AT ASSUMED
                             SECURITIES      GRANTED TO                              ANNUAL RATES OF STOCK
                             UNDERLYING      EMPLOYEES     EXERCISE                  PRICE APPRECIATION FOR
                              OPTIONS        IN FISCAL     PRICE/(2)/   EXPIRATION      OPTION TERM /(3)/
        NAME                 GRANTED (#)     YEAR/(1)/     ($/SHARE)       DATE          5%          10%
--------------------------  ------------     ---------     ---------    ----------   ----------------------
Steve Bostic..............          --            --            --            --            --         --
Stephen G. Franklin.......          --            --            --            --            --         --
Donald J. Blankers........        3,000/(4)/      1.0%       $18.50       3/27/08      $ 34,904   $ 88,453
Barbara S. Butterfield....       16,000/(4)/      5.5%       $18.50       3/27/08      $186,153   $471,748
Eric R. Fliegel...........          --            --            --            --            --         --



(1) The Company granted options to purchase an aggregate of 289,144 shares to employees in the year ended May 31, 1998.
(2) Stock options were granted with an exercise price equal to the fair market value of the Company's Class A Common Stock on the date of grant.
(3) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company's Class A Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Class A Common Stock.
(4) Vests in equal increments over a five year period beginning on March 27, 1999.

    The following table presents information regarding stock options held by the Named Executive Officers at May 31, 1998. No options were exercised by the Named Executive Officers during fiscal 1998.


                                  FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF SECURITIES
                                           UNDERLYING                 VALUE OF UNEXERCISED
                                 UNEXERCISED OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS
                                     YEAR-END EXERCISABLE/       AT FISCAL YEAR-END EXERCISABLE/
             NAME                         UNEXERCISABLE                   UNEXERCISABLE
------------------------------   ------------------------------- -------------------------------
      Steve Bostic............                 0/0                     $        0/$0
      Stephen G. Franklin.....            49,000/91,000                $1,272,950/$2,364,050
      Donald J. Blankers......             2,800/14,200                $   72,740/$315,710
      Barbara S. Butterfield..             5,600/24,400                $  145,480/$350,220
      Eric R. Fliegel.........             5,600/8,400                 $  145,480/$218,220


COMPENSATION OF DIRECTORS

     Non-management directors of the Company receive an annual retainer of $5,000 and are entitled to receive awards under the Company's 1997 Incentive Plan. Directors are not separately compensated for serving on the Committees of the Board of Directors and no director who is an officer or employee of the Company receives compensation for services rendered as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Gaylen D. Kemp, J. Robert Fitzgerald and Gerald Tellefsen. During the fiscal year ended May 31, 1998, none of such individuals engaged in transactions with the Company requiring disclosure.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     Based solely on information made available to the Company, the following table sets forth certain information as of September 14, 1998 with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent (5%) of any class outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Steve Bostic, the Company's Chairman and Chief Executive Officer, and certain of his affiliates, are the only holders of Class B Common Stock. Such shares are entitled to ten votes per share. If at any time any shares of Class B Common Stock are beneficially owned by any person other than Mr. Bostic (or entities controlled by him) or upon his death, such shares shall automatically convert to an equal number of shares of Class A Common Stock. Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.


                                Shares Beneficially Owned/(1)/    Parent of Class      Percent of
                                -------------------------         ---------------     Total Voting
Beneficial Owner                 Class A         Class B        Class A       Class B     Power
----------------                 -------         -------        -------       -------     -----
Steve Bostic..................    42,000/(2)/   6,293,000/(3)/     *          100.0%      93.7%
Wellington Management
 Company, LLP.................   607,000/(4)/         --         14.0%          --          *
HLM Management Co., Inc.......   481,100/(5)/         --         11.1           --          *
J&W Seligman & Co.
 Incorporated.................   453,000/(6)/         --         10.4           --          *
Stratford Capital Partners,
 L.P./(7)/....................   444,318              --         10.2           --          *
Gilder, Gagnon, Howe & Co.....   377,010/(8)/         --          8.7           --          *
The TCW Group, Inc............   332,100/(9)/         --          7.6           --          *
Pilgrim Baxter & Associates,
 Ltd..........................   325,700/(10)/        --          7.5           --          *
Stephen G. Franklin...........    54,000/(11)/        --          1.2           --          *
Paul D. Beckham...............     5,400/(12)/        --           *            --          *
Fred C. Davison...............     1,400/(12)/        --           *            --          *
Ronald P. Hogan...............     5,700/(13)/        --           *            --          *
Gaylen D. Kemp................     1,600/(12)/        --           *            --          *
Gerald Tellefsen..............     3,200/(13)/        --           *            --          *
J. Robert Fitzgerald..........     3,700/(13)/        --           *            --          *
Donald J. Blankers............    13,807/(14)/        --           *            --          *
Barbara S. Butterfield........     7,950/(15)/        --           *            --          *
Eric R. Fliegel...............     8,100/(15)/        --           *            --          *
Donald M. Farquharson.........    12,000/(16)/        --           *            --          *
All executive officers and
 directors as a group (13
 persons).....................   201,857/(17)/  6,293,000         4.3%        100.0%      93.7%

------------------
     *Less than 1%.

(1) Unless otherwise indicated, each person has sole voting and investment power as to all such shares. Shares of Common Stock underlying exercisable options to purchase Common Stock are deemed to be outstanding for the purpose of computing the outstanding Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.
(2) Shares held by The Bostic Family Foundation, Inc. over which Mr. Bostic exercises voting and investment power.
(3) Includes 2,866,150 shares of Class B Common Stock owned by Mr. Bostic's wife and 602,700 shares of Class B Common Stock owned by the Bostic Family Limited Partnership over which Mr. Bostic exercises voting and investment power. Mr. Bostic's business address is 6600 Peachtree-Dunwoody Road, Embassy Row 500, Atlanta, Georgia 30328.
(4) Based upon a Schedule 13G dated September 10, 1998 filed by Wellington Management Company, LLP ("WMC"). The Schedule 13G reports that it is filed by WMC in its capacity as investment advisor; that the referenced shares are owned of record by clients of WMC; and that those clients have the right to receive or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of WMC is 75 State Street, Boston, Massachusetts 02109.
(5) Based on a Schedule 13G dated February 13, 1998 filed by HLM Management Co., Inc. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of HLM Management Company is 222 Berkeley Street, Boston, Massachusetts 02116.
(6) Based upon Schedule 13G/A dated March 11, 1998 filed by J&W Seligman & Co. Incorporated ("Seligman"). The Schedule 13G/A reports that Seligman is an investment advisor for Seligman Frontier Fund, Inc. (the "Seligman Fund") and as such may be deemed to beneficially own the shares held by the Seligman Fund. In addition, the Schedule 13G/A reports that William C. Morris, as the owner of a majority of the outstanding voting securities of Seligman, may also be deemed to beneficially own the referenced shares. Of the shares reported, the Seligman Fund beneficially owns 233,000 shares. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of Seligman is 100 Park Avenue, 8th Floor, New York, New York 10006.
(7) The business address of Stratford Capital Partners, L.P. is 200 Crescent Court, 16th Floor, Dallas, Texas 75201.
(8) Based upon a Schedule 13G/A dated September 10, 1998 filed by Gilder, Gagnon, Howe & Co. The Schedule 13G/A states that the shares reported include 350,160 shares held in customer accounts over which partners and/or employees of the reporting person have discretionary authority to dispose of or direct the disposition of the shares, 22,950 shares held in accounts owned by the partners of the reporting person and their families, and 3,900 shares held in the account of the profit-sharing plan of the reporting
     person.   The Company makes no representation as to the accuracy or
     completeness of the information reported. The business address of Gilder, Gagnon, Howe & Co. is 1775 Broadway, 26th Floor, New York, New York 10019.
(9) Based upon a Schedule 13G dated February 12, 1998 filed by The TCW Group, Inc. ("TCW"). The Schedule 13G reports that Robert Day may be deemed to control TCW and, as a result, may be deemed to beneficially owned the shares of Class A Common Stock owned by TCW. The Schedule 13G also reports that the shares indicated are held by subsidiaries or other affiliates of TCW or Robert Day. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of TCW is 865 South Figueroa Street, Los Angeles, California 90017 and the business address of Robert Day is 200 Park Avenue, Suite 2200, New York, New York 10166.
(10) Based upon a Schedule 13G/A dated February 17, 1998 filed by Pilgrim Baxter & Associates, Ltd. Of the shares reported, 314,300 are owned beneficially by PBHG Emerging Growth Fund. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of Pilgrim Baxter & Associates, Ltd. is 825 Duportail Road, Wayne, Pennsylvania 19087.
(11) Includes 49,000 shares of Class A Common Stock subject to presently exercisable stock options granted pursuant to Dr. Franklin's employment agreement.
(12) Includes 1,400 shares of Class A Common Stock subject to presently exercisable stock options.
(13) Includes 700 shares of Class A Common Stock subject to presently exercisable stock options.
(14) Includes 2,800 shares of Class A Common Stock subject to presently exercisable stock options.
(15) Includes 5,600 shares of Class A Common Stock subject to presently exercisable stock options.
(16) Includes 10,000 shares of Class A Common Stock subject to presently exercisable stock options.
(17) Includes 79,300 shares of Class A Common Stock subject to presently exercisable stock options.

    There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

    Steve Bostic, the Chairman and Chief Executive Officer of the Company, and Stephen G. Franklin, the President, Chief Academic Officer and a director of the Company, are both members of, and serve as independent sales agents for, EduTrek Partners, LLC ("EduTrek Partners"). The Company has engaged EduTrek Partners to assist it in marketing and selling corporate education programs. The Company has agreed to pay EduTrek Partners or the independent sales agents employed by EduTrek Partners, a commission ranging from 10% to 30% of the net revenues derived from corporate education program accounts secured by EduTrek Partners for the independent sales agents on behalf of the Company. In fiscal 1998, Mr. Bostic was paid an aggregate of $293,101 in commissions from the Company for such sales.

    It is the policy of the Company not to enter into any transaction with a related party, without the approval of a majority of disinterested directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EDUTREK INTERNATIONAL, INC.


Date: September 28, 1998      By: /s/ STEVE BOSTIC
                                 --------------------------------------------
                                 Steve Bostic
                                 Chairman of the Board and
                                  Chief Executive Officer



Date: September 28, 1998      By: /s/ DANIEL D. MOORE
                                 --------------------------------------------
                                 Daniel D. Moore
                                 Chief Financial Officer