Form 10-Q
period 1998-08-31
EDUTREK INT INC
filed 1998-10-15
CIK 1041075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                        Commission File Number:
August 31, 1998                                                   0-23021


                          EDUTREK INTERNATIONAL, INC.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Georgia                                                        58-2255472
--------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia     30328
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 404-965-8000
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


3340 Peachtree Road, Suite 2000, Atlanta, Georgia                   30326
--------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X            No _____
                                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value per share                         4,351,855 shares
------------------------------------------------------              ---------------------------------
            Class                                                   Outstanding at September 30, 1998

Class B Common Stock, without par value per share                         6,293,000 shares
------------------------------------------------------              ---------------------------------
            Class                                                   Outstanding at September 30, 1998

                          EduTrek International, Inc.
                                Form 10-Q Index

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                             1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            6

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                10

PART I  --     FINANCIAL INFORMATION
Item 1.        Financial Statements


                          EDUTREK INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                                            August 31,               May 31,
                                                                                               1998                    1998
                                                                                         -----------------       ----------------
                                                                                            (unaudited)
ASSETS

Current assets
      Cash and cash equivalents                                                          $          2,694        $         5,843
      Accounts receivable -- net of allowance of $126 and $190, respectively                        6,062                  5,402
      Deferred income taxes                                                                           130                    130
      Other                                                                                           606                    759
                                                                                         -----------------       ----------------
Total current assets                                                                                9,492                 12,134
Property, plant, and equipment -- net of accumulated depreciation                                   8,151                  5,729
Goodwill -- net of accumulated amortization of $1,956 and $1,704, respectively                     38,705                 38,957
Other                                                                                               3,468                  1,465
                                                                                         =================       ================
                                                                                         $         59,816        $        58,285
                                                                                         =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                   $          1,243        $         2,508
      Accrued expenses                                                                                682                    721
      Value-added tax payable                                                                         255                    157
      Unearned revenues                                                                             9,412                  6,839
      Income taxes payable                                                                            797                  1,616
      Current maturities -- long-term debt                                                            799                    574
                                                                                         -----------------       ----------------
Total current liabilities                                                                          13,188                 12,415
Long-term debt -- less current maturities                                                           2,315                    667
Deferred rent                                                                                         905                    849
Other liabilities                                                                                     104                     60
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
      shares authorized, 4,340,495 and 4,335,401 issued and outstanding, respectively              36,593                 36,564
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
      shares authorized, 6,293,000 issued and outstanding                                           3,973                  3,973
Accumulated other comprehensive income                                                                 54                     88
Retained earnings                                                                                   2,684                  3,669
                                                                                         -----------------       ----------------
Total shareholders' equity                                                                         43,304                 44,294
                                                                                         =================       ================
                                                                                         $         59,816        $        58,285
                                                                                         =================       ================

                     See notes to consolidated financial statements.

                          EduTrek International, Inc.
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                                                    Three Months Ended August 31,
                                                                          1998          1997
                                                                    --------------  ----------------
                                                                      (unaudited)    (unaudited)
Net revenues                                                        $     7,825     $       6,228
Costs and expenses:
      Cost of education and facilities                                    4,388             2,974
      Selling and promotional expenses                                    1,819             1,309
      General and administrative expenses                                 2,828             2,242
      Amortization of goodwill                                              252               252
                                                                    --------------  ----------------
         Total costs and expenses                                         9,287             6,777
                                                                    --------------  ----------------
Loss from campus operations                                              (1,462)             (549)
Income from management agreement                                              -                23
                                                                    --------------  ----------------
Loss from operations                                                     (1,462)             (526)
Interest expense                                                            (35)             (910)
Other income -- net                                                          61                 -
                                                                    --------------  ----------------
Loss before income taxes and minority interest                           (1,436)           (1,436)
Income tax benefit                                                          489               474
                                                                    --------------  ----------------
Loss before minority interest                                              (947)             (962)
Minority interest in earnings of American University in Dubai               (38)                -
                                                                    --------------  ----------------
Net loss                                                            $      (985)    $        (962)
                                                                    ==============  ================


Loss Per Share:
Basic net loss per share                                            $     (0.09)    $       (0.13)
Average shares outstanding                                               10,630             7,212

                See notes to consolidated financial statements.

                          EduTrek International, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                         Three Months Ended August 31,
                                                                                         1998                     1997
                                                                                 --------------------    --------------------
                                                                                      (unaudited)              (unaudited)
OPERATING ACTIVITIES
Net loss                                                                          $        (985)           $        (962)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                                        746                      571
       Bad debt expense                                                                      70                      140
       Amortization of loan discount                                                          -                       22
       Increase in accounts receivable                                                     (730)                  (1,221)
       Decrease in accounts payable and accrued liabilities                              (1,307)                    (175)
       Increase in unearned revenues                                                      2,573                    1,268
       Increase (decrease) in value-added taxes payable                                      98                     (304)
       Decrease in income taxes payable                                                    (819)                    (645)
       Other                                                                                 39                     (798)
                                                                                  -------------            -------------
    Net cash used in operating activities                                                  (315)                  (2,104)
                                                                                  -------------            -------------
INVESTING ACTIVITIES
    Additions to pre-opening and curriculum development costs                            (1,975)                       -
    Purchases of property, plant, and equipment                                            (656)                    (355)
                                                                                  -------------            -------------
    Net cash used in investing activities                                                (2,631)                    (355)
                                                                                  -------------            -------------
FINANCING ACTIVITIES
    Principal repayments on long-term debt                                                  (86)                       -
    Principal payments under capital lease obligations                                     (136)                       -
    Net receipts -- line-of-credit                                                            -                    1,902
    Decrease in deferred loan costs                                                           -                       66
    Other                                                                                    29                        2
                                                                                  -------------            -------------
    Net cash (used in) provided by financing activities                                    (193)                   1,970
                                                                                  -------------            -------------
    Effect of exchange rate changes on cash                                                 (10)                     (33)
                                                                                  -------------            -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (3,149)                    (522)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            5,843                      678
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       2,694            $         156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                   $          35            $         771
       Income taxes                                                                         330                      171

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

     The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year ending May 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended May 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Consolidation

     Effective September 1, 1997, American European Middle East Corporation, L.L.C. ("AEMEC") entered into an agreement with Middle East Colleges, Ltd. ("MEC") to modify certain aspects of their joint venture agreement relating to the operation of the American University in Dubai ("Dubai"). These modifications give effective control of the joint venture to AEMEC as defined in Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," and require consolidation of the financial statements of Dubai with those of the Company as of September 1, 1997. Prior to such date, AEMEC's portion of the net income from Dubai had been reported in the income statement of the Company as "income from management agreement." Effective September 1, 1997, the Company records MEC's ownership interest in the joint venture of 49.9% as minority interest in the consolidated financial statements.

Note 3 - New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") is effective for the Company's fiscal year ending May 31, 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 in the current fiscal year as required. The components of comprehensive income are as follows (in thousands):

                                                                               Three Months Ended August 31,
                                                                               1998                    1997
                                                                            -----------            ------------
Net loss                                                                        $  (985)                  $(962)
Change in equity due to foreign currency translation adjustments                    (34)                    (33)
                                                                            -----------            ------------
Comprehensive loss                                                              $(1,019)                  $(995)
                                                                            ===========            ============

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is also effective for the Company's fiscal year ending May 31, 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in annual financial statements and requires that those enterprises report selected information about operating segments and related information in interim financial reports in the second year of application. This statement does not significantly alter the disclosures the Company provides.

Note - 4  Subsequent Events

     On October 2, 1998, the Company entered into a 12-month lease for a 13,352 square foot building for its Miami, Florida campus. The Company will incur rent payments of approximately $252,000 for the twelve month period beginning October 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended May 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three months ended August 31, 1998 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended May 31.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, changes in student enrollment, and other factors set forth in this Quarterly Report on Form 10-Q and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the
Company:

                                                                        Three Months Ended August 31,
                                                                         1998                1997
                                                                      -------                -------
Net revenues                                                           100.0%                  100.0%
Costs and expenses:
     Cost of education and facilities                                   56.1%                   47.8%
     Selling and promotional expenses                                   23.2%                   21.0%
     General and administrative expenses                                36.1%                   36.0%
     Amortization of goodwill                                            3.2%                    4.0%
                                                                      -------                -------
          Total costs and expenses                                     118.6%                  108.8%
                                                                      -------                -------
Loss from campus operations                                            (18.6%)                  (8.8%)
Income from management agreement                                         0.0%                    0.4%
                                                                      -------                -------
Loss from operations                                                   (18.6%)                  (8.4%)
Interest expense                                                        (0.4%)                 (14.6%)
Other income -- net                                                      0.8%                    0.0%
                                                                      -------                -------
Loss before income taxes and minority interest                         (18.2%)                 (23.1%)
Income tax benefit                                                       6.2%                    7.6%
                                                                      -------                -------
Loss before minority interest                                          (12.0%)                 (15.5%)
Minority interest in earnings of American University in Dubai           (0.5%)                   0.0%
                                                                      -------                -------
Net loss                                                               (12.5%)                 (15.5%)
                                                                      =======                =======

Three Months Ended August 31, 1998 Compared to Three Months Ended August 31,
1997

NET REVENUES. Net revenues increased by approximately $1.6 million or 25.6% from $6.2 million for the three months ended August 31, 1997 (the "1997 period") to $7.8 million for the three months ended August 31, 1998 (the "1998 period"). Of the 25.6% increase, 13.0% or approximately $809,000 was due to the consolidation of Dubai (see note 2 of notes to consolidated financial statements). The remaining increase in net revenues was due to an increase in student enrollments and a tuition increase.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $1.4 million or 47.5% from $3.0 million in the 1997 period to $4.4 million in the 1998 period. Education costs increased approximately $1.2 million or 71.9% from $1.7 million in the 1997 period to $2.9 million in the 1998 period due to the consolidation of Dubai and salary and other cost increases. Facility costs increased approximately $179,000 or 14.3% from $1.3 million in the 1997 period to $1.4 million in the 1998 period primarily due to the consolidation of Dubai. Cost of education and facilities increased as a percentage of net revenues from 47.8% in the 1997 period to 56.1% in the 1998 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $510,000 or 39.0% from $1.3 million in the 1997 period to $1.8 million in the 1998 period. Of the 39.0% increase, 5.4% or approximately $71,000 was due to the consolidation of Dubai. The remaining increase was due to increases in salary and other selling and promotional expenses related to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students. As a percentage of net revenues, selling and promotional expenses increased from 21.0% in the 1997 period to 23.2% in the 1998 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $586,000 or 26.1% from $2.2 million in the 1997 period to $2.8 million in the 1998 period. Of the 26.1% increase, 7.6% or approximately $170,000 was due to the consolidation of Dubai. The remaining increase was primarily due to additions of personnel at the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses remained relatively the same at 36.0% in the 1997 period and 36.1% in the 1998 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $252,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INCOME FROM MANAGEMENT AGREEMENT. As a result of the consolidation of Dubai effective September 1, 1997, there was no income from the Dubai management agreement in the 1998 period. The portion of income from operations related to Dubai is approximately $61,000, which represents an increase in enrollment of 36% offset by a one-time expense relating to graduation exercises at the Dubai campus.

INTEREST EXPENSE. Interest expense decreased approximately $875,000 or 96.2% in the 1998 period compared to the 1997 period as a result of the application of the proceeds of the Company's September 1997 initial public offering to retire debt.

OTHER INCOME - NET. Other income - net increased from zero in the 1997 period to approximately $61,000 in the 1998 period primarily due to investment income on a portion of the proceeds of the Company's September 1997 initial public offering.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Effective September 1, 1997, the Company modified its joint venture agreement relating to Dubai, which resulted in the change in presentation of income from management agreement to minority interest in earnings (see note 2 of notes to consolidated financial statements).

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities, borrowings under the NationsBank Credit Agreement (the "Credit Agreement"), and cash proceeds from the initial public offering. The Credit Agreement provides that, beginning on October 1, 1998, the maximum permitted borrowings is $1.0 million. Amounts outstanding bear interest at 9.5%. The Company experienced negative operating cash flow of approximately $315,000 for the 1998 period. The Company's principal sources of funds as of August 31, 1998 were cash and cash equivalents of $2.7 million and available borrowings of $1.0 million under the Credit Agreement.

     At August 31, 1998, the Company had no outstanding borrowings under the Credit Agreement. The Credit Agreement is renewable annually and any amounts borrowed are payable upon its termination on October 1, 1999.

     The increase in investing activities compared to the 1997 period was principally due to the increase in the number of locations and to curriculum licensing costs associated with the Company's expansion. Purchases of property, plant, and equipment for the 1998 period were approximately $656,000. Total purchases of property, plant, and equipment for the year ended May 31, 1999 are expected to range from $4.5 to $5.5 million. The increase from fiscal year 1998 is due to: (1) the opening of several new campuses; (2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the three months ended August 31, 1998, curriculum development costs totaled approximately $1.9 million. Curriculum development costs are not expected to exceed $5.5 million for the year ended May 31, 1999, including a $900,000 per-site license fee payable to ITI Education Corporation and additional staff dedicated to curriculum development. For the three months ended August 31, 1998, start-up costs totaled approximately $31,000. Start-up costs are expected to be no greater than $1.0 million for the year ended May 31, 1999. The Company expects to fund these capital expenditures for new campuses through cash from operations and a proposed amendment to the Credit Agreement, currently under negotiation, which will increase the Company's borrowing capacity.

     On October 15, 1998, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to 1 million shares of the Company's Class A Common Stock over the next six months. Purchases would be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. The Company expects to fund any such repurchases through cash flow and a new bank line of credit currently being negotiated.

     The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest payments, fund future acquisitions, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, and the Company's Credit Agreement. Management believes that such sources will be sufficient to meet the Company's capital requirements and operating needs for the remainder of the fiscal year. However, if there is a significant reduction of internally generated funds, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

     The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 1998, the Company had approximately $102,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

YEAR 2000 COMPLIANCE

     Some of the Company's computer information systems are not currently configured to recognize the year 2000 in the two digit date field used by such system. The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000 in the two digit date field. The Company anticipates that the information system will be fully operational by the end of fiscal year 1999 and that it will require a total of approximately $2 million in fiscal year 1998 and fiscal year 1999 to develop and implement this integrated information system although there can be no assurance that the new system will be implemented on a timely basis or the total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect of the year 2000 problem including, without limitation, relying on manual record keeping until full compliance is achieved.

     The Company has reviewed its material relationships with third parties such as vendors and evaluated the consequences of third party year 2000 problems on the Company. The Company does not believe year 2000 problems of these third parties pose a material risk to the Company.

IMPACT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27     -  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended August 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EDUTREK INTERNATIONAL, INC.


Date:  October 13, 1998            By:  /s/  Steve Bostic
                                        -----------------
                                        Steve Bostic, President and
                                        Chief Executive Officer
                                        (principal executive officer)


Date:  October 13, 1998            By:  /s/  Daniel D. Moore
                                        --------------------
                                        Daniel D. Moore, Chief Financial
                                        Officer (principal financial and
                                        accounting officer)