Form 10-Q
period 1998-11-30
EDUTREK INT INC
filed 1999-01-14
CIK 1041075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
November 30, 1998                                                        0-23021


                          EDUTREK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Georgia                                                               58-2255472
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia            30328
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                               404-965-8000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

               Yes    X                  No ________
                   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Class A Common Stock, without par value per share             4,362,605 shares
----------------------------------------------------    --------------------------------
                       Class                            Outstanding at December 31, 1998


  Class B Common Stock, without par value per share             6,293,000 shares
----------------------------------------------------    --------------------------------
                       Class                            Outstanding at December 31, 1998

                          EduTrek International, Inc.
                                Form 10-Q Index

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                1
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           6

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                11
Item 6. Exhibits and Reports on Form 8-K                                   11

                          EduTrek International, Inc.
                          Consolidated Balance Sheet
                     (In thousands, except share amounts)

                                                                                              November 30,          May 31,
                                                                                                  1998               1998
                                                                                         ---------------------  ---------------
                                                                                              (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                                                       $    1,471     $    5,843
     Accounts receivable -- net of allowance for doubtful accounts of $104
       and $190, respectively                                                                             4,099          2,886
     Prepaid income taxes                                                                                 1,118              -
     Deferred income taxes                                                                                  130            130
     Other                                                                                                1,324            759
                                                                                                     -----------    -----------
Total current assets                                                                                      8,142          9,618
Property, plant, and equipment -- net of accumulated depreciation                                        10,392          5,729
Goodwill -- net of accumulated amortization of $2,208 and $1,704, respectively                           38,453         38,957
Other                                                                                                     1,809          1,465
                                                                                                     -----------    -----------
                                                                                                     $   58,796     $   55,769
                                                                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                                $    1,580     $    2,508
     Accrued expenses                                                                                       878            721
     Value-added tax payable                                                                                262            157
     Unearned revenues                                                                                    8,222          4,323
     Income taxes payable                                                                                     -          1,616
     Notes payable                                                                                        1,413              -
     Current maturities -- long-term debt                                                                 1,256            574
                                                                                                     -----------    -----------
Total current liabilities                                                                                13,611          9,899
Long-term debt -- less current maturities                                                                 3,529            667
Deferred rent                                                                                               958            849
Other liabilities                                                                                             -             60
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
     shares authorized, 4,355,305 and 4,335,401, issued and outstanding, respectively                    36,605         36,564
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
     shares authorized, 6,293,000 issued and outstanding                                                  3,973          3,973
Accumulated other comprehensive income                                                                       32             88
Retained earnings                                                                                            88          3,669
                                                                                                     -----------    -----------
Total shareholders' equity                                                                               40,698         44,294
                                                                                                     -----------    -----------
                                                                                                     $   58,796     $   55,769
                                                                                                     ===========    ===========

                See notes to consolidated financial statements.

                          EduTrek International, Inc.
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                                                               Three Months Ended November 30,
                                                                           ----------------------------------------
                                                                               1998                         1997
                                                                           ----------------------------------------
                                                                              (Unaudited)                (Unaudited)
Net revenues                                                               $     11,642                $      9,312
Costs and expenses:
    Cost of education and facilities                                              5,831                       3,932
    Selling and promotional expenses                                              2,534                       1,297
    General and administrative expenses                                           3,193                       2,778
    Write-off of license fees and accrual of termination
      costs (Note 4)                                                              3,533                           -
    Amortization of goodwill                                                        252                         252
                                                                           ------------                ------------
      Total costs and expenses                                                   15,343                       8,259
                                                                           ------------                ------------
Income (loss) from campus operations                                             (3,701)                      1,053
Income from management agreement                                                      -                           -
                                                                           ------------                ------------
Income (loss) from operations                                                    (3,701)                      1,053
Interest expense                                                                   (101)                       (300)
Other income -- net                                                                   9                          56
                                                                           ------------                ------------
Income (loss) before income taxes, minority interest,
    and extraordinary item                                                       (3,793)                        809
Provision for income taxes                                                        1,563                        (310)
                                                                           ------------                ------------
Income (loss) before minority interest and extraordinary item                    (2,230)                        499
Minority interest in earnings of American University in Dubai                      (366)                       (285)
                                                                           ------------                ------------
Income (loss) before extraordinary item                                          (2,596)                        214
Extraordinary loss less applicable income taxes (Note 5)                              -                        (960)
                                                                           ------------                ------------
Net loss                                                                   $     (2,596)               $       (746)
                                                                           ============                ============


Earnings (Loss) Per Share:
Basic income (loss) per share before extraordinary item                             N/A                $       0.02
Basic net loss per share                                                   $      (0.24)               $      (0.08)
Diluted income per share before extraordinary item                                  N/A                        0.02
Diluted net loss per share                                                          N/A                       (0.07)

Average shares outstanding                                                       10,645                       9,661
Dilutive effect of options                                                          N/A                         731
                                                                                                       ------------
Average shares outstanding assuming dilution                                        N/A                      10,392
                                                                                                       ============

                                                                               Six Months Ended November 30,
                                                                           -----------------------------------
                                                                               1998                  1997
                                                                           -----------------------------------
                                                                           (Unaudited)           (Unaudited)
Net revenues                                                               $  19,467              $ 15,540
Costs and expenses:
    Cost of education and facilities                                          10,219                 6,906
    Selling and promotional expenses                                           4,353                 2,606
    General and administrative expenses                                        6,021                 5,020
    Write-off of license fees and accrual of termination
      costs (Note 4)                                                           3,533                     -
    Amortization of goodwill                                                     504                   504
                                                                           ---------              --------
      Total costs and expenses                                                24,630                15,036
                                                                           ---------              --------
Income (loss) from campus operations                                          (5,163)                  504
Income from management agreement                                                   -                    23
                                                                           ---------              --------
Income (loss) from operations                                                 (5,163)                  527
Interest expense                                                                (136)               (1,210)
Other income -- net                                                               70                    56
                                                                           ---------              --------
Income (loss) before income taxes, minority interest,
    and extraordinary item                                                    (5,229)                 (627)
Provision for income taxes                                                     2,052                   164
                                                                           ---------              --------
Income (loss) before minority interest and extraordinary item                 (3,177)                 (463)
Minority interest in earnings of American University in Dubai                   (404)                 (285)
                                                                           ---------              --------
Income (loss) before extraordinary item                                       (3,581)                 (748)
Extraordinary loss less applicable income taxes (Note 5)                           -                  (960)
                                                                           ---------              --------
Net loss                                                                   $  (3,581)             $ (1,708)
                                                                           =========              ========


Earnings (Loss) Per Share:
Basic income (loss) per share before extraordinary item                          N/A              $  (0.09)
Basic net loss per share                                                   $   (0.34)             $  (0.20)
Diluted income per share before extraordinary item                               N/A                   N/A
Diluted net loss per share                                                       N/A                   N/A

Average shares outstanding                                                    10,637                 8,437
Dilutive effect of options                                                       N/A                   N/A

Average shares outstanding assuming dilution                                     N/A                   N/A

                See notes to consolidated financial statements.

                          EduTrek International, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                               Six Months Ended November 30,
                                                                                            ---------------------------------
                                                                                                  1998               1997
                                                                                            ---------------    --------------
                                                                                               (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                                    $      (3,581)     $      (1,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
       Extraordinary loss before applicable income taxes (Note 5)                                       -              1,600
       Write-off of license fees (Note 4)                                                           3,333                  -
       Depreciation and amortization                                                                1,491              1,165
       Bad debt expense                                                                               137                216
       Amortization of loan discount                                                                    -                 22
       Decrease (increase) in accounts receivable                                                  (1,350)             1,280
       Increase (decrease) in accounts payable and accrued liabilities                               (771)               135
       Increase in unearned revenues                                                                3,899              1,151
       Increase (decrease) in value-added taxes payable                                               105               (335)
       Decrease in income taxes payable                                                            (2,734)              (976)
       Other                                                                                         (995)            (2,048)
                                                                                            -------------      -------------
    Net cash (used in) provided by operating activities                                              (466)               502
                                                                                            -------------      -------------

INVESTING ACTIVITIES
    Purchases of property, plant, and equipment                                                    (1,509)            (1,113)
    Additions to pre-operating and curriculum development costs                                    (3,552)                 -
                                                                                            -------------      -------------
    Net cash used in investing activities                                                          (5,061)            (1,113)
                                                                                            -------------      -------------

FINANCING ACTIVITIES
    Net receipts (payments) -- line-of-credit                                                       1,413             (3,003)
    Principal payments under capital lease obligations                                               (372)               (62)
    Principal receipts (payments) on long-term debt                                                    91            (24,500)
    Proceeds from issuance of common stock                                                              -             34,580
    Other                                                                                              41                  -
                                                                                            -------------      -------------
    Net cash provided by financing activities                                                       1,173              7,015
                                                                                            -------------      -------------

    Effect of exchange rate changes on cash                                                           (18)                (1)
                                                                                            -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        $      (4,372)     $       6,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      5,843                678
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            1,471              7,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                             $         136      $       1,431
       Income taxes                                                                                   679                199

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

     The results of operations for the three and six months ended November 30, 1998 are not necessarily indicative of the results to be expected for a full year. The Company's fiscal year, which formerly ended on May 31, will now end on December 31. The 7 month transition period from June 1, 1998 to December 31, 1998 will be reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended May 31, 1998 included in the Company's Annual Report on Form 10-K as previously filed with the Securities and Exchange Commission.

     Certain prior period amounts have been reclassified to conform with current year presentation.

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

                                            Three Months Ended November 30,               Six Months Ended November 30,
                                      --------------------------------------------  -----------------------------------------
                                             1998                     1997               1998                    1997
                                             ----                     ----               ----                    ----
Net loss                                   $(2,596)                  $(746)            $(3,581)                $(1,708)
Change in equity due to foreign
currency translation adjustments               (22)                     32                 (56)                     (1)
                                           -------                   -----             -------                 -------
Comprehensive loss                         $(2,618)                  $(714)            $(3,637)                $(1,709)
                                           =======                   =====             =======                 =======

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is also effective for the Company's fiscal year ending May 31, 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in annual financial statements and requires that those enterprises report selected information about operating segments and related information in interim financial reports in the second year of application. This statement will not significantly alter the disclosures the Company provides.

Note 4 - Write-off of License Fees and Accrual of Termination Costs

     In July 1997, the Company and ITI Education Corporation ("ITI") entered into an agreement whereby the Company licensed an information technology ("IT") curriculum from ITI. The Company's practice was to capitalize and then amortize over ten years license fees paid to ITI. The Company has decided to phase out the licensed ITI curriculum in favor of its own internally developed IT curriculum and to negotiate the termination of the licensing agreement. As a result, the Company has elected to write-off related license fees of $3,333,000 during the three months ended November 30, 1998. The Company has also accrued $200,000 to cover certain expenses in connection with the phase out of this curriculum.

Note 5 - Extraordinary Item

     The extraordinary item in 1997 represents a loss of $1,600,000 less the related income tax effect of $640,000 from the retirement of the Company's term loan and its subordinate debt. The funds used to retire the debt represent a portion of the proceeds from the Company's initial public offering.

Note 6 - Change in Fiscal Year

     On November 18, 1998, the Board of Directors adopted a change in the fiscal year end of the Company from May 31 to December 31. The Company historically experienced seasonality in its results of operations as a result of lower student enrollments in the summer terms. This seasonality will be mitigated by new educational programs which are offered throughout the year, thereby decreasing seasonality and the need for a May 31 year end. The seven month transition period from June 1, 1998 to December 31, 1998 will be included in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended May 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three months and six months ended November 30, 1998 included in Item 1. Unless otherwise specified, any reference to a previous "fiscal year" is to a fiscal year ended May 31.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the
Company:

                                                                  Three Months Ended November 30,    Six Months Ended November 30,
                                                                  ----------------------------------------------------------------
                                                                      1998            1997                  1998          1997
                                                                  ------------    -----------           -----------    -----------
Net revenues                                                         100.0%          100.0%                100.0%        100.0%
Costs and expenses:
    Cost of education and facilities                                  50.1%           42.2%                 52.5%         44.4%
    Selling and promotional expenses                                  21.8%           13.9%                 22.4%         16.8%
    General and administrative expenses                               27.4%           29.8%                 30.9%         32.3%
    Write-off of license fees and accrual of termination costs        30.3%            0.0%                 18.1%          0.0%
    Amortization of goodwill                                           2.2%            2.8%                  2.6%          3.2%
                                                                  ------------    -----------           -----------    -----------
      Total costs and expenses                                       131.8%           88.7%                126.5%         96.7%
                                                                  ------------    -----------           -----------    -----------
Income (loss) from campus operations                                 (31.8%)          11.3%                (26.5%)         3.3%
Income from management agreement                                       0.0%            0.0%                  0.0%          0.1%
                                                                  ------------    -----------           -----------    -----------
Income (loss) from operations                                        (31.8%)          11.3%                (26.5%)         3.4%
Interest expense                                                      (0.9%)          (3.2%)                (0.7%)        (7.8%)
Other income -- net                                                    0.1%            0.6%                  0.4%          0.4%
                                                                  ------------    -----------           -----------    -----------
Income (loss) before income taxes, minority interest, and
    extraordinary item                                               (32.6%)           8.7%                (26.8%)        (4.0%)
Provision for income taxes                                            13.4%           (3.3%)                10.5%          1.1%
                                                                  ------------    -----------           -----------    -----------
Income (loss) before minority interest and extraordinary item        (19.2%)           5.4%                (16.3%)        (2.9%)
Minority interest in earnings of American University in Dubai         (3.1%)          (3.1%)                (2.1%)        (1.8%)
                                                                  ------------    -----------           -----------    -----------
Income (loss) before extraordinary item                              (22.3%)           2.3%                (18.4%)        (4.7%)
                                                                  ============    ===========           ===========    ===========

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

NET REVENUES. Net revenues increased by approximately $2.3 million or 25.0% from $9.3 million for the three months ended November 30, 1997 (the "1997 period") to $11.6 million for the three months ended November 30, 1998 (the "1998 period"). The increase in net revenues was due to an increase in student enrollments and a tuition increase.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $1.9 million or 48.3% from $3.9 million in the 1997 period to $5.8 million in the 1998 period. Education costs increased approximately $1.6 million or 69.0% from $2.3 million in the 1997 period to $3.9 million in the 1998 period due to salary and other cost increases. Facility costs increased approximately $300,000 or 18.7% from $1.6 million to $1.9 million primarily due to new facilities in California, Georgia, Florida, and the District of Columbia. Cost of education and facilities increased as a percentage of net revenues from 42.2% in the 1997 period to 50.1% in the 1998 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $1.2 million or 95.4% from $1.3 million in the 1997 period to $2.5 million in the 1998 period. The increase was due to increases in salary and other selling and promotional expenses related to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students. As a percentage of net revenues, selling and promotional expenses increased from 13.9% in the 1997 period to 21.8% in the 1998 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $415,000 or 14.9% from $2.8 million in the 1997 period to $3.2 million in the 1998 period. The increase was primarily due to additions of personnel at the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses decreased from 29.8% in the 1997 period to 27.4% in the 1998 period.

WRITE-OFF OF LICENSE FEES AND ACCRUAL OF TERMINATION COSTS. The Company has historically capitalized and then amortized over ten years license fees paid to ITI for IT curriculum. The Company has decided to phase out the licensed ITI curriculum in favor of its own internally developed IT curriculum and to negotiate the termination of the licensing agreement. As a result, the Company has elected to write-off related license fees of $3,333,000 during the three months ended November 30, 1998. The Company has also accrued $200,000 to cover certain expenses in connection with the phase out of this curriculum, however actual expenses in connection with this phase out may exceed $200,000 (see note 4 of notes to consolidated financial statements).

AMORTIZATION OF GOODWILL. Goodwill amortization of $252,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense decreased approximately $199,000 or 66.3% in the 1998 period compared to the 1997 period primarily due to lower borrowing costs in the 1998 period resulting from lower debt levels subsequent to the Company's initial public offering in September 1997.

OTHER INCOME - NET. Other income - net decreased approximately $47,000 or 83.9% in the 1998 period compared to the 1997 period primarily due to more investment income in October and November of 1997 as a result of temporary investments of cash from the Company's initial public offering in September 1997.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $81,000 or 28.4% due to the increase in Dubai's operating income.

Six Months Ended November 30, 1998 Compared to Six Months Ended November 30,
1997

NET REVENUES. Net revenues increased by approximately $3.9 million or 25.3% from $15.5 million for the six months ended November 30, 1997 (the "six month 1997 period") to $19.5 million for the six months ended November 30, 1998 (the "six month 1998 period"). The increase in net revenues was due to an increase in student enrollments and a tuition increase.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $3.3 million or 48.0% from $6.9 million in the six month 1997 period to $10.2 million in the six month 1998 period. Education costs increased approximately $2.8 million or 70.2% from $4.0 million in the six month 1997 period to $6.8 million in the six month 1998 period due to salary and other cost increases. Facility costs increased approximately $500,000 or 16.8% from $2.9 million to $3.4 million primarily due to new facilities in California, Georgia, Florida, and the District of Columbia. Cost of education and facilities increased as a percentage of net revenues from 44.4% in the six month 1997 period to 52.5% in the six month 1998 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $1.7 million or 67.0% from $2.6 million in the six month 1997 period to $4.4 million in the six month 1998 period. The increase was due to increases in salary and other selling and promotional expenses related to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students. As a percentage of net revenues, selling and promotional expenses increased from 16.8% in the six month 1997 period to 22.4% in the six month 1998 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $1.0 million or 19.9% from $5.0 million in the six month 1997 period to $6.0 million in the six month 1998 period. The increase was primarily due to additions of personnel at the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses decreased from 32.3% in the six month 1997 period to 30.9% in the six month 1998 period.

WRITE-OFF OF LICENSE FEES AND ACCRUAL OF TERMINATION COSTS. The Company has historically capitalized and then amortized over ten years license fees paid to ITI for IT curriculum. The Company has decided to phase out the licensed ITI curriculum in favor of its own internally developed IT curriculum and to negotiate the termination of the licensing agreement. As a result, the Company has elected to write-off related license fees of $3,333,000 during the three months ended November 30, 1998. The Company has also accrued $200,000 to cover certain expenses in connection with the phase out of this curriculum, however actual expenses in connection with this phase out may exceed $200,000 (see note 4 of notes to consolidated financial statements).

AMORTIZATION OF GOODWILL. Goodwill amortization of $504,000 for each period was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INCOME FROM MANAGEMENT AGREEMENT. Income from the Dubai management agreement decreased from approximately $23,000 in the six month 1997 period to zero in the six month 1998 period due to the consolidation of Dubai effective September 1, 1997 (see note 2 of notes to consolidated financial statements).

INTEREST EXPENSE. Interest expense decreased approximately $1.1 million or 88.8% in the six month 1998 period compared to the six month 1997 period primarily due to lower borrowing costs in the six month 1998 period resulting from lower debt levels subsequent to the Company's initial public offering in September 1997.

OTHER INCOME - NET. Other income - net remained relatively constant during the six month 1998 and 1997 periods.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $119,000 or 41.8% due to the increase in Dubai's operating income and due to the Company's modification (effective September 1, 1997) of its joint venture agreement relating to Dubai, which resulted in the change in presentation of income from management agreement to minority interest in earnings (see note 2 of notes to consolidated financial statements).

SEASONALITY

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, with a fiscal year ending May 31, the Company's first and second fiscal quarter enrollments and related revenues generally are lower than the third and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer terms. In addition, first and second fiscal quarter costs and expenses historically are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first and second fiscal quarter declines in net revenues. Under the new fiscal year ending December 31, the second and third fiscal quarter revenues will be lower than the first and fourth fiscal quarters, and the second and third fiscal quarter costs and expenses will be higher as a percentage of net revenues than the first and fourth fiscal quarters. This seasonality will be mitigated by new educational programs which are offered throughout the year in new campuses in California, Georgia, Florida, and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities, borrowings under the NationsBank Credit Agreement (the "Credit Agreement"), and cash proceeds from the initial public offering. The Credit Agreement was modified on December 7, 1998 to provide maximum permitted borrowings of $4.0 million until January 22, 1999 at which time the maximum permitted borrowings are reduced to $3.0 million. Amounts outstanding bear interest at 9.5%. This Credit Agreement will terminate March 7, 1999. However, before this date the Company intends to negotiate a new $10.0 million credit facility. The Company experienced negative operating cash flow of approximately $466,000 for the six month 1998 period. The Company's principal sources of funds as of November 30, 1998 were cash and cash equivalents of $1.5 million and available borrowings of $4.0 million under the Credit Agreement. At November 30, 1998, the Company had outstanding borrowings under the Credit Agreement of $1.4 million.

     The increase in investing activities compared to the 1997 period was principally due to the increase in the number of locations and to curriculum licensing and development costs associated with the Company's expansion. Purchases of property, plant, and equipment for the six month 1998 period were approximately $1.5 million. Total purchases of property, plant, and equipment for the year ended May 31, 1999 are expected to range from $4.5 to $5.5 million. The increase from fiscal year 1998 is due to: (1) the opening of several new campuses; (2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the six months ended November 30, 1998, curriculum licensing and development costs totaled approximately $3.4 million. Based on the planned termination of the ITI agreement, curriculum development costs are not expected to exceed $4.0 million for the year ended May 31, 1999. For the six months ended November 30, 1998, start-up costs totaled approximately $146,000. Start-up costs are expected to be no greater than $1.0 million for the year ended May 31, 1999.
The Company expects to fund these capital expenditures for new campuses through cash from operations and a new credit facility, currently under negotiation, which will increase the Company's borrowing capacity.

     The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest payments, fund future acquisitions, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, and the Company's Credit Agreement. Management believes that such sources (together with the new credit facility currently being negotiated) will be sufficient to meet the Company's capital requirements and operating needs for the remainder of the fiscal year. However, if there is a significant reduction of internally generated funds, or if the Company is not able to negotiate a new credit facility on acceptable terms, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

     The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of November 30, 1998, the Company had approximately $189,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

YEAR 2000 COMPLIANCE

     Some of the Company's computer information systems are not currently configured to recognize the year 2000 in the two digit date field used by such system. The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management.
The new system is designed to properly recognize the year 2000 in the two digit date field. The Company anticipates that the information system will be fully operational by the end of fiscal year 1999 and that it will require a total of approximately $2 million in fiscal year 1998 and fiscal year 1999 to develop and implement this integrated information system, although there can be no assurance that the new system will be implemented on a timely basis or the total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect of the year 2000 problem including, without limitation, relying on manual record keeping until full compliance is achieved.

     The Company has reviewed its material relationships with third parties such as vendors and evaluated the consequences of third party year 2000 problems on the Company. The Company does not believe year 2000 problems of these third parties pose a material risk to the Company. However, because the Company is in a regulated industry and indirectly relies on only a few sources for a substantial portion of its revenues, the Company is dependent upon those entities' efforts to address their own year 2000 issues. Should any such third parties experience year 2000 related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity, or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the U.S. Department of Education's computer systems. The U.S. Department of Education has stated that its systems will be year 2000 compliant in early calendar year 1999 and that various schools will be able to run tests of the remediated systems during the first half of calendar year 1999.

IMPACT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     On October 29, 1998, the Company held its first Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Steve Bostic, Stephen G. Franklin, Paul D. Beckham, Fred C. Davison, J. Robert Fitzgerald, Ronald P. Hogan, Gaylen
D. Kemp, and Gerald Tellefsen. The number of votes cast for and against the election of each nominee for director was as follows:

     --------------------------------------------------------------------------------------
                   Director                           For              Withhold Authority
     --------------------------------------------------------------------------------------
     Steve Bostic                                 65,788,428                    925
     Stephen G. Franklin                          65,788,428                    925
     Paul D. Beckham                              65,788,428                    925
     Fred C. Davison                              65,787,928                  1,425
     J. Robert Fitzgerald                         65,788,428                    925
     Ronald P. Hogan                              65,788,428                    925
     Gaylen D. Kemp                               65,788,428                    925
     Gerald Tellefson                             65,788,428                    925

     In addition, the Company's shareholders approved an amendment to the Company's 1997 Incentive Plan (the "Plan") to increase the number of shares available for grant thereunder from 829,388 to 1,200,000. The number of votes cast in favor of adoption of the amendment to the Plan was 64,883,975 and the number of votes cast against adoption of the amendment was 329,255. There were 2,000 abstentions and broker non-votes.

     Finally, the Company's shareholders approved an amendment to the Plan to modify the circumstances under which the Board of Directors may amend the Plan without shareholder approval. The number of votes cast in favor of adoption of the amendment to the Plan was 64,826,650 and the number of votes cast against adoption of the amendment was 956,435. There were 2,900 abstentions and broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.5.1 -  First Amendment to Credit Agreement and Waiver
          27     -  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. One report on Form 8-K was filed on December 1, 1998 relating to the change of the Company's fiscal year.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EDUTREK INTERNATIONAL, INC.


Date:  January 13, 1999           By: /s/  Steve Bostic
                                      -----------------
                                      Steve Bostic, President and
                                      Chief Executive Officer
                                      (principal executive officer)



Date:  January 13, 1999           By: /s/  Daniel D. Moore
                                      --------------------
                                      Daniel D. Moore, Chief Financial
                                      Officer (principal financial and
                                      accounting officer)