Form 10-K405
period 1998-12-31
EDUTREK INT INC
filed 1999-03-31
CIK 1041075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM JUNE 1, 1998 TO DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 0-23021

                          EDUTREK INTERNATIONAL, INC.
                             A GEORGIA CORPORATION


                    500 EMBASSY ROW                      58-2255472
             6600 PEACHTREE DUNWOODY ROAD      (IRS Employer Identification No.)
                ATLANTA, GEORGIA 30328
                     404-965-8000


                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:
                                     NONE

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:
                    CLASS A COMMON STOCK, WITHOUT PAR VALUE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant (4,302,155) on March 1, 1999 was $27,426,238. For the purposes of this response, officers, directors, and holders of 5% or more of the registrant's Class A Common Stock are considered the affiliates of the registrant at that date.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 1999: 4,371,005 Class A and 6,293,000 Class B.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1999 are incorporated by reference into
Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                          EDUTREK INTERNATIONAL, INC.

                                   FORM 10-K

                                     INDEX


PART I                                                                                                      PAGE
                                                                                                            ----
Item 1.   Business                                                                                          1
Item 2.   Properties                                                                                        19
Item 3.   Legal Proceedings                                                                                 20
Item 4.   Submission of Matters to a Vote of Security Holders                                               20
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                             20
Item 6.   Selected Consolidated Financial Data                                                              21
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                             23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                        31
Item 8.   Financial Statements and Supplementary Data                                                       31
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                                              52
PART III
Item 10.  Directors and Executive Officers of the Registrant                                                52
Item 11.  Executive Compensation                                                                            52
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                    52
Item 13.  Certain Relationships and Related Transactions                                                    52
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  52
SIGNATURES                                                                                                  55
EXHIBIT INDEX                                                                                               57

                                     PART I
ITEM 1.  BUSINESS

     This Transition Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Transition Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, changes in student enrollment, and other factors set forth in this Transition Report on Form 10-K and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

OVERVIEW

     EduTrek International, Inc. ("EduTrek" or the "Company"), through its subsidiary American InterContinental University, Inc. ("AIU"), is a leading provider of global, career-oriented higher education programs. AIU offers accredited associate's, bachelor's, and master's degree programs in information technology ("IT"), international business, digital media communications, and design to over 3,800 students from over 100 countries. AIU maintains seven campuses located in Atlanta (Buckhead and Dunwoody), Los Angeles, Miami, Washington, D.C., London, and Dubai, United Arab Emirates. In 1987, AIU became the first for-profit four-year university to be accredited by the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS"), one of the six regional accrediting agencies recognized by the U.S. Department of Education. The education programs are designed to help graduates prepare for careers. AIU offers an authentic international education environment with over half of its students from outside the United States. Through its Study Abroad program, AIU enrolled approximately 629 students from U.S. universities in calendar 1998 to study at AIU's London and Dubai campuses while earning academic credit toward a degree from their home university. AIU intends to become the high-quality, low-cost leader in the for-profit education industry by offering market-driven programs in state-of-the-art facilities.

     Established as a two-year institution in 1970, AIU has grown significantly, establishing four new campuses in calendar 1998. The number of students attending AIU has increased 32.2% to 3,839 students at January 31, 1999 from 2,903 students at January 31, 1998. The Company intends to continue expanding by opening new campuses (including new campuses in northern Virginia and Dubai
in calendar 1999).   Each new campus will be a fully-wired university, utilizing state-of-the-art educational technology specifically designed to accommodate the collaborative, team-based learning model. AIU offers four new business and information technology programs designed to equip students with skills that are in strong demand by employers: Master of Information Technology ("MIT"), Bachelor of Information Technology ("BIT"), Master of Business Administration ("MBA") in International Business, and Bachelor of Business Administration ("BBA") in International Business. Each program is offered during the day for full-time students and in the evenings for working adults in order to provide flexibility for students and to maximize capacity utilization. Enrollment at AIU's "Power Campuses" (students enrolled in the four new business and information technology programs) at January 31, 1999 was 1,008 students, as compared to 80 students at the same time last year. The average annual tuition revenue per student for these programs is approximately $16,000, and the retention rate for these students is in excess of 92%.

     In July 1997, the Company licensed the core IT curriculum from ITI Education Corporation ("ITI"). This licensing arrangement was expanded in March 1998, and EduTrek acquired rights to ITI's information technology education system for 11 major markets in the U.S. and internationally. During 1998, the Company decided to phase out the licensed ITI curriculum in favor of its own internally developed IT curriculum, and in December 1998, EduTrek and ITI began negotiations relating to the termination of the licensing agreement. AIU is currently working with Oracle and Microsoft to develop state-of-the-art university curricula for bachelor's and master's degrees. In conjunction with this effort, AIU was selected as a charter member of the Oracle Academic Initiative ("OAI"). The OAI partnership will provide AIU with software, support, and instructor education and certification to develop cutting edge technology courses and programs. Other OAI institutions include Rochester Institute of Technology, Washington State University, and San Francisco State University. AIU has also been named to the Microsoft Authorized Academic Training Program, which allows students to prepare for industry-recognized certification through AIU's new curriculum.

     AIU has centralized at its Atlanta headquarters the administrative functions of the various campuses, including marketing, accounting, recruiting, human resources, program and curriculum development, information systems, financial aid, and regulatory compliance. A campus president, supported by a team of human resources, academic, marketing, and administrative staff members, manages local campuses. AIU is in the process of implementing a new centralized campus management information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. AIU is also implementing a total quality management program aimed at assessing and improving the quality of academic and administrative services for AIU's students.

     The United States education market may be divided into distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools, workplace and consumer training, and degree-granting colleges and universities ("higher education"). The Company operates primarily in the higher education segment. The Company expects that the international demand for postsecondary education will continue to increase over the next several years as a result of certain projected demographic, economic, and social trends. The Company believes that it is well positioned to take advantage of the increasing demand for postsecondary education programs for the following reasons:

     Better Quality Educational Programs. AIU's primary goal is to deliver better quality educational programs at a fast pace, resulting in a greater return on students' investment. Quality educational programs provide students with the learning skills to compete successfully for high potential employment opportunities. In AIU's new programs in business and information technology, students solve real-world problems in a collaborative, team-based environment, which simulates the work environment. In addition, the new program curriculum maximizes contact hours with faculty to accelerate the student learning process. Therefore, students can earn a degree at AIU much more rapidly than at a traditional university and begin their careers sooner. By reducing the opportunity cost of foregone income while in school, AIU graduates can increase the return on their educational investment.

     AIU's new programs are targeted to careers with high growth potential. The MIT and BIT degree programs educate students to become IT professionals. Nationwide, wages for IT positions are over 70% higher than other jobs in private industry, according to the Information Technology Association of America. The average salary of AIU's first MIT graduating class (October 1998) was approximately $42,000. AIU also offers advanced business programs at the undergraduate and graduate levels for full-time students and working adults.

     Better Quality Learning Environment. AIU's new campuses are equipped with state-of-the-art technologies which aid in accelerating student learning. They are "plug-and-play" environments, with hundreds of ports to give students easy access to the Internet and electronic learning resources. The interiors are also configured with classroom/team room modules to complement student learning.

     Working Adult Programs. AIU's programs for working adults in business and information technology are designed to meet the unique needs of this market segment. They are offered in the evenings and during the day at convenient times, can be completed at a faster pace, and provide practical education based upon solving problems likely to be encountered in the workplace.

     International Programs. AIU's Global Studies program is composed of the Study Abroad and Study in America programs. The Study in America program recruits international students to attend AIU's U.S. campuses. Marketing efforts are targeted to those countries most likely to send students to U.S. universities. The Study Abroad program provides students from U.S. universities the opportunity to earn a degree from their home university while studying at AIU's international campuses. Program advisors for both programs ensure a smooth transition for students studying at an international campus.

BUSINESS STRATEGY

     EduTrek's strategic goal is to become the high quality, low cost producer of higher education programs for traditional students, working adults, and international students by opening additional campus locations, developing or acquiring new programs, and increasing enrollment at existing campuses through targeted marketing programs.

     Opening New Campuses

     The Company opened four new campuses during 1998: Atlanta (Dunwoody) in July, Los Angeles and Washington, D.C. in October, and Miami in November. EduTrek plans to add campuses in high-growth markets throughout the United States and worldwide. New locations are selected based on an analysis of a variety of factors: the population of working adults, the number of university graduates, the number of IT employers and their educational reimbursement policies, the number of and projected growth in IT jobs, the availability of similar programs offered by other institutions, and the timing of attaining state licenses to do business in the area. EduTrek plans to open two new campuses in calendar 1999: northern Virginia (October) and Dubai (October). In calendar 2000, EduTrek plans to open two to four additional campuses. Given sufficient market demand, EduTrek will open campuses in markets where the Company currently has campuses in order to enhance operating and marketing efficiencies.

     Developing or Acquiring Additional Degree Programs

     EduTrek plans to introduce degree programs in additional fields of study and at different degree levels. In calendar 1998, AIU introduced four new programs, including the MIT (day and evening), BIT, BBA in International Business for working adults, and MBA in International Business (day and evening). A total of 1,008 students were enrolled in these programs on January 31, 1999. The average annual tuition revenue per student for these new programs is $16,230, as compared to $11,520 for students enrolled in AIU's traditional programs. The retention rate for students in new programs is in excess of 92% as of December 31, 1998. EduTrek believes that the development and introduction of new high quality programs will result in higher retention rates and higher revenues and operating profits per student.

     Increasing Enrollment at Existing Campuses

     In an effort to increase enrollment at existing campuses, EduTrek has implemented an integrated marketing program which utilizes direct mail, print and radio advertising, television, Internet advertising, direct sales to high school counselors and other referral sources, and a public relations program to build enrollment of students from local markets. Management believes that the existing campuses will also benefit from greater brand awareness resulting from increased advertising for AIU's new programs in information technology and business. In addition, EduTrek, through its Study in America program, markets to students from countries outside of the United States.

PROGRAMS OF STUDY

     AIU offers the following degree programs and related areas of specialization. Unless otherwise noted, each of the degree programs is offered at all of AIU's campuses.



TRADITIONAL CAMPUSES (ATLANTA (BUCKHEAD), LOS ANGELES, LONDON, AND DUBAI)
-------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
ACADEMIC DISCIPLINE                                    DEGREE                         DEGREE PROGRAMS
(Winter 1999 enrollment)                              OFFERED                    (WINTER 1999 ENROLLMENT)
---------------------------------------------         -------                  ------------------------------------
International Business (934 students)                A.A., B.S.                International Business (861)
                                                     M.B.A. *                  International Business (73)

International Design (1,529 students)                A.A., B.A.                Fashion Design (153)
                                                                               Fashion Marketing (207)
                                                                               Fashion Design and Marketing (239)
                                                                               Interior Design (365)
                                                                               Visual Communications (390)
                                                                               Video Production ** (175)

Other (368)                                                                    Study Abroad Program (237)
                                                                               English as a Second Language (73)
                                                                               Undecided (58)
---------------------------------------------
Total Students - 2,831
-------------------------------------------------------------------------------------------------------------------

*   Offered at London and Dubai campuses only
** Offered at Atlanta (Buckhead) and London campuses only

POWER CAMPUSES (ATLANTA (DUNWOODY), LOS ANGELES, MIAMI, AND WASHINGTON, D.C.)
-----------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
ACADEMIC DISCIPLINE                                 DEGREE              DEGREE PROGRAMS
(Winter 1999 enrollment)                            OFFERED             (WINTER 1999 ENROLLMENT)
---------------------------------------------     --------------        --------------------------------------
Information Technology (715 students)               B.I.T.              Information Technology (41)
                                                    M.I.T.              Information Technology (674)

International Business (293 students)               A.A., B.S.          International Business (279)
                                                    M.B.A.              International Business (14)

---------------------------------------------
Total Students - 1,008
--------------------------------------------------------------------------------------------------------------

     SACS accredits all of AIU's degree programs. AIU's interior design program at the Atlanta (Buckhead) and Los Angeles campuses is accredited by the Foundation for Interior Design Education Research ("FIDER").

     Information Technology. AIU offers the MIT program for both full-time students during the day and working adults in the evening. The full-time program is 10 1/2 months in length, and the evening program is 21 months. Both programs educate university graduates from a variety of backgrounds to become IT professionals. The IT curriculum is market-driven and changes frequently in response to advances in technology. The technical portion of the curriculum includes Microsoft Access(R), Oracle(R), Visual Basic(R), JAVA(TM) plus network administration for Windows 95(TM), Windows NT(TM), network and hardware support, and Windows NT(TM) Internet Information Server. Students also learn professional development skills and business strategy, including financial accounting, marketing, and professional sales. The program features a method of delivery that emphasizes problem-based, collaborative learning. Class size is limited to cohorts, or groups, of 24 students to ensure interactive learning and one-on-one attention from the faculty. MIT students enjoy new, state-of-the-art facilities, including classrooms and team rooms designed specifically for the MIT program. AIU also offers an undergraduate BIT program for full-time students and working adults.

     International Business. AIU offers associate's, bachelor's, and master's degrees in international business. The associate's and bachelor's degree programs for working adults are focused on the unique needs of the adult learner. Working adults can earn an accelerated BBA degree in about four years or less, depending upon previously earned transfer credits. Classes meet one evening per week, and class size is limited to 24 students to encourage group discussion and the exchange of information and ideas. In addition to the regular class meetings, students participate in weekly project team sessions. These sessions give students the opportunity to find solutions to real-life problems, applying their business knowledge in a collaborative learning environment. AIU also offers a master's degree program in international business for working adults.

     The international business programs for traditional students provide students with a broad exposure to international business from the basic elements through technical and functional areas. Students may follow a general business track or choose advanced classes leading to a concentration in areas such as marketing and management. The master's degree program in international business was introduced at AIU's London campus in 1994 and the Dubai campus in 1995. Students learn about the business environment on a global scale, focusing on areas such as international banking, business ethics, and international law, as well as accounting, information technology, management, marketing, and business strategy.

     International Design. The international design program educates students in the fields of fashion design and marketing, commercial and residential interior design, and multimedia communications, including advertising art, graphic design, photography, illustration, and video production. The fashion design program offers students a solid foundation in designing and the opportunity to develop their own design collection. The fashion marketing program prepares students for executive careers in the retail and wholesale fashion industry and related businesses. The interior design programs, which at the Atlanta (Buckhead) and Los Angeles campuses are accredited by FIDER, provide students with a thorough understanding of the fundamentals and advanced principles of interior design. Taught by working professionals, the multimedia communications programs offer a balance of practical experience and theoretical concepts, providing a firm grounding in the business aspects of the multimedia communications industry.

TUITION AND FEES

     AIU's undergraduate tuition is priced between the tuition levels of non-profit private universities and the comparatively lower tuition charged to resident students at public universities. The tuition is comparable to the tuition of public universities for non-resident and international students. For traditional programs, the tuition ranges from $3,625 to $4,675 per academic term, or $10,875 to $14,025 for the full academic year, depending upon campus location.

     The tuition for the Power Campus programs is as follows:

-------------------------------------------------------------------------------
                                                          ANNUAL TUITION
                                                 ------------------------------
Program                                                DAY          EVENING
-------------------------------------------------  ------------  --------------
Master's in Information Technology (MIT)                $24,950         $12,925
Master's in Business Administration (MBA)               $19,800         $10,350
Bachelor's in Information Technology (BIT)              $18,850         $ 9,875

Bachelor's of Business Administration (BBA)             $17,850         $ 9,375
-------------------------------------------------------------------------------

     AIU offers a number of institutional scholarships for selected students who meet specific eligibility requirements, ranging from $500 to full tuition scholarships. For the seven months ended December 31, 1998, institutional scholarships had a value of approximately $471,000, or 2.0% of EduTrek's net revenues.

     Historically, AIU has increased tuition and fees without consumer resistance. AIU increased tuition and fees by approximately 5% for both the 1997-98 and 1998-99 academic years. EduTrek anticipates that future tuition increases will at least keep pace with inflation.

FACULTY

     Faculty members are hired in accordance with criteria established by AIU, accrediting bodies, and applicable federal and state regulatory authorities.
The critical measures of faculty competence are teaching excellence, academic background, prior education, and the degree and relevance of prior work experience to the curriculum. AIU has developed a competency-based hiring model designed to target and screen qualified faculty members. AIU has implemented a faculty development program to ensure that the skills and knowledge base of all IT faculty are continually updated as new technologies are introduced into the marketplace. In addition, faculty are trained in collaborative learning techniques so that student learning in the team environment is optimized.

     AIU faculty members are typically working professionals who are experts in their fields, rather than professional educators. For this reason, management believes that the AIU faculty provides students with a practical education that can be directly applied to their chosen careers.

     Most faculty members are employed on a contract basis and are compensated based on the number of courses taught. All IT faculty members are employed on a full-time basis. Low student-teacher ratios (approximately 14:1, 15:1, 14:1, and 18:1 in fall 1998 for AIU's campuses in Atlanta, Los Angeles, London, and Dubai, respectively) and the absence of a faculty tenure track promote a student-focused environment. In AIU's Power Campus programs, students rotate from classroom instruction with a maximum of 24 students to team problem-solving sessions with six students. Students and administrative staff evaluate faculty members each academic term on the basis of teaching abilities and demonstrated technical knowledge.

STUDENT RECRUITMENT

     To generate interest in AIU's academic programs, EduTrek engages in a broad range of marketing activities, including print and radio advertising, Internet advertising, direct mail, and direct contact with targeted corporations, high schools, and community colleges. EduTrek also attempts to locate its campuses near major highways to provide high visibility and easy access. Alumni, employers, embassies, and currently enrolled students refer a substantial portion of new students. EduTrek also has Web sites (www.edutrek.com, www.aiuniv.edu) that allow electronic access to company and program information.

     AIU's advertising is controlled centrally and is targeted at local markets where the campuses are located, U.S. universities (for the Study Abroad program), and international markets to attract students from other countries. Direct responses to advertising and direct mail are received, tracked, and forwarded promptly to the appropriate admissions officers. All responses are analyzed in order to improve AIU's marketing efforts continually.

     EduTrek employs over 40 admissions representatives who make visits and presentations at various organizations and who follow up on leads generated by EduTrek's advertising and marketing efforts and referrals. Representatives pursue leads by arranging interviews with prospective students at the campus and generally assist students with clarifying their career goals and completing the application process. The interview is designed to establish the student's qualifications, academic background, and goals, to determine his or her suitability for specific programs, and to administer any required tests. Recruiting policies and processes are established centrally but implemented at the campus level through a director of admissions.

     To supplement its advertising efforts, AIU employs personnel who recruit students at high schools, community colleges, universities, embassies, college fairs, and corporations. AIU's international student recruiters visit international high schools, college fairs, embassies, and consulates. Study Abroad recruiters visit selected university professors and study abroad advisors, who most directly influence a student's decision to study abroad.

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

     Students must pass special examinations and successfully complete an admissions interview in order to gain admittance to AIU's Power Campus programs. As a result of these careful screening efforts, retention in AIU's Power Campus programs was approximately 92% at December 31, 1998.

GRADUATE PLACEMENT

     The successful placement of graduates in occupations related to their fields of study is critical to AIU's ability to continue to recruit students successfully. Based on the information received from recent alumni and employers, 83% of U.S. graduates from AIU's traditional programs in 1997, excluding those who continued their education, obtained employment within approximately six months of graduation, as compared to 71% in 1996. The approximate average starting salary of 1997 bachelor's degree graduates from AIU's traditional programs was $27,900, as compared to $24,000 in 1996.

     Over 80% of AIU's first MIT graduating class have obtained employment in the IT field since graduating in October 1998, with an average starting salary of $42,000.

     To increase placement rates and starting salaries, AIU increased its placement staff in calendar 1998. As a standard component of AIU's curriculum in all programs, placement personnel assist students in developing individualized career plans, selecting classes to further these plans, obtaining internships, and formulating job search strategies. Students also receive instruction during their program of study on basic job search skills, including identifying potential employment opportunities, writing resumes and letters of introduction, and preparing for interviews.

COMPETITION

     The higher education market is highly fragmented and competitive, with no private or public institution having a significant market share. In the U.S. and London, EduTrek competes primarily with four-year and two-year degree granting public and private regionally accredited colleges and universities. Many of these institutions have far greater financial resources than EduTrek. The American University in Dubai is currently the only U.S.-accredited postsecondary institution offering degree programs in the United Arab Emirates and competes with numerous institutions in the Persian Gulf region. Some of these institutions are government sponsored and charge a lower tuition than AIU.

     AIU competes primarily at a local and regional level with other regionally accredited colleges and universities based on the quality of the academic programs, the accessibility of the programs and learning resources, the cost of the program, the perceived quality of the instruction, the employability of its graduates, and the time necessary to earn a degree.

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

     Pursuant to provisions of the Higher Education Act of 1965, as amended (the "HEA"), the Department of Education relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet Department of Education standards are recognized as the arbiters of the quality of the education or training offered by an institution. Each of AIU's campuses is accredited by SACS, an accrediting agency recognized by the Department of Education. In addition, AIU's interior design programs in Atlanta (Buckhead) and Los Angeles are accredited by FIDER, and the advertising program in Dubai is accredited by the International Advertising Association.

     The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the Department of Education as a condition of its continued recognition. SACS, AIU's regional accreditor for purposes of participation in Title IV Programs, has been reviewed within the last three years and has had its recognition extended.

     An accrediting agency may place an institution on private or public "reporting" status in order to monitor one or more specified areas of a school's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that school's performance in the specified areas. While on reporting status, an institution may not open and commence teaching at new locations without first receiving a waiver from its accrediting agency. Frequently, sanctions may be attached to this "reporting" status. Failure to demonstrate compliance with accrediting standards could result in the loss of accreditation. None of AIU's campuses has been placed on reporting status by its respective accrediting agencies.

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

     To provide students access to Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the state in which it is located, (ii) accredited by an agency recognized by the Department of Education, and (iii) certified as an eligible institution to participate in the Title IV Programs by the Department of Education. In addition, that school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

     Under the HEA and its implementing regulations, AIU must comply with certain standards on an institutional basis. For purposes of these standards, the Regulations define an institution as a main campus with additional locations (formerly called branch campuses), if any. Under this definition, all of AIU's campuses are treated as one institution for purposes of complying with the HEA with the main campus located in Atlanta (Buckhead), GA.

NATURE OF FEDERAL SUPPORT FOR POSTSECONDARY EDUCATION

     While states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students enrolled at eligible institutions. Title IV Programs have provided aid to students for more than 30 years and, since the enactment of the HEA in 1965, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population. Among other things, the amended HEA provides that students at proprietary schools are eligible for assistance under Title IV Programs, establishes a program for loans to parents of eligible students, opens Title IV Programs to part-time students, increases maximum loan limits, and eliminates the requirement that students demonstrate financial need to obtain unsubsidized federally guaranteed student loans. Most recently, the Direct Loan program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders.

     Students at AIU participate in the following Title IV Programs.

     Pell. The Federal Pell Grant ("Pell") program is the principle means by which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Grants presently range from $400 to $3,000 per year. Amounts received by students enrolled in AIU for the seven months ended December 31, 1998 under the Pell program equaled approximately $464,000 or 1.9% of the Company's net revenues.

     FSEOG. Federal Supplemental Educational Opportunity Grant ("FSEOG") program awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year. The maximum amount of FSEOG grants may be increased to as much as $4,400 for a student participating in a program of study abroad that is approved for credit by the student's home educational institution. The availability of FSEOG awards, however, is limited by the amount of those funds allocated to an institution under a formula that is based upon the size of the institution, its costs, and the income levels of its students. FSEOG awards at AIU generally do not exceed $1,500 per eligible student per year. The Company is required to make, at a minimum, a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state scholarships. Amounts received by students enrolled in AIU under the FSEOG program for the seven months ended December 31, 1998 equaled approximately $39,000 or 0.2% of the Company's net revenues.

     FFEL and Federal Direct Student Loans. The Federal Family Education Loans ("FFEL") programs include the Federal Stafford Loan Program ("Stafford Loan") and the Federal PLUS Loan Program ("PLUS"), whereby private lenders make loans to a student or his or her parents to pay the cost of attendance at a postsecondary school.

     The FFEL Program is administered through state and private non-profit guarantee agencies that insure loans directly, collect loans in default, and provide various services to lenders. The federal government provides interest subsidies in some cases and reinsurance payments for borrower default, death, disability, and bankruptcy.

     The Direct Loan program is substantially the same as the FFEL program in providing Stafford and PLUS loans. Under the Direct Loan program, however, funds are provided directly by the federal government to the students, and the loans are administered through the school. For schools electing to participate, the Direct Loan program replaces the FFEL program (unless participation in both programs is permitted by the Department of Education), although loans are made on the same general terms and conditions.

     Direct and FFEL Stafford Loan Program. Undergraduate students may borrow an aggregate of $2,625 for their first undergraduate academic year, $3,500 for their second academic year, and $5,500 for their third and fourth academic years under the FFEL Stafford Loan or Direct Stafford Loan program. Graduate students may borrow up to $8,500 each academic year. If the student qualifies for a subsidized loan, based on financial need, the federal government pays interest on the loan while the student is attending school and during certain grace and deferment periods. If the student does not qualify for a subsidized loan, the interest accruing on the loans must be paid by the student. In addition, independent students may qualify for an additional $4,000 to $10,000 a year in unsubsidized Stafford loans.

     For the seven months ended December 31, 1998, AIU participated in both the FFEL and Direct Stafford Loan programs. FFEL and Direct Stafford loans amounted to approximately $6.9 million and $1.7 million, respectively, or approximately 28.9% and 7.1%, respectively, of the Company's net revenues for the seven months ended December 31, 1998.

     Direct and FFEL PLUS Loan Program. Parents of dependent students may receive loans under the FFEL PLUS Loan Program or the Direct PLUS Loan Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. These loans are repayable commencing 60 days following the last disbursement, with flexible payment schedules over a ten year period. The FFEL PLUS loans are made by lending institutions and guaranteed by the federal government. The Direct PLUS Loan Program provides PLUS loans issued directly by the federal government on the same general terms as the FFEL PLUS loans. FFEL PLUS loans and Direct PLUS loans amounted to approximately $547,000 and $6,000, respectively, or approximately 2.3% and 0.03%, respectively, of the Company's net revenues for the seven months ended December 31, 1998.

     Federal Work-Study. Under the Federal Work-Study ("FWS") program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. For the seven months ended December 31, 1998, FWS funds amounted to approximately $37,000 or 0.2% of the Company's net revenues.

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

FOREIGN SOURCES OF FINANCIAL AID

     For the seven months ended December 31, 1998, 43 international students, or less than 2% of total enrollment, received financial assistance from their respective foreign governments in the form of either loans or grants. The foreign governments providing loans to AIU's students were Iceland and Sweden and the foreign governments awarding grants to AIU's students were Bahrain, Botswana, Saudi Arabia, and the United Arab Emirates.

OTHER FINANCIAL ASSISTANCE SOURCES

     Students at AIU participate in state grant programs, including most recently Georgia's HOPE Scholarship and Tuition Equalization Grant programs.
For the seven months ended December 31, 1998, approximately $223,000 or 0.9% of the Company's net revenues was derived from state grant programs. In addition, certain students attending AIU receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs), and the Rehabilitative Services Administration of the Department of Education (vocational rehabilitation funding). For the seven months ended December 31, 1998, financial assistance from such federal programs equaled less than 0.2% of the Company's net revenues. AIU also provides institutional scholarships to qualified students. For the seven months ended December 31, 1998, institutional scholarships had a value equal to approximately $471,000 or 2.0% of the Company's net revenues.

FEDERAL OVERSIGHT OF TITLE IV PROGRAMS

     The substantial amount of federal funds disbursed through Title IV Programs and the large numbers of participating students and institutions have led to instances of fraud, waste, and abuse. As a result, the United States Congress has required the Department of Education to increase its level of regulatory oversight of schools to ensure that public funds are properly used. Therefore, to obtain and maintain eligibility to participate in the Title IV Programs, AIU must comply with the rules and regulations set forth in the HEA and the Regulations thereunder. An institution must obtain certification by the Department of Education as an "eligible institution" to participate in Title IV Programs. Certification as an "eligible institution" to participate in Title IV Programs requires, among other things, that the institution be authorized to offer its educational programs by the state in which it operates. It must also be accredited by an accrediting agency recognized by the Department of Education.

     The HEA provides standards for institutional eligibility to participate in the Title IV Programs. The standards are designed, among other things, to limit dependence on Title IV Program funds, prevent schools with unacceptable student loan default rates from participating in Title IV Programs, and, in general, require institutions to satisfy certain criteria intended to protect the integrity of the federal programs, including criteria regarding administrative capability and financial responsibility. A school that has been certified as eligible to participate in the Title IV Programs continues to remain eligible for the period of its certification, which is generally up to six years. A school must apply for a renewal of its certification prior to its expiration, and must demonstrate compliance with the eligibility requirements in its application.

     Under certain circumstances, the Department of Education may provisionally certify a school to participate in Title IV Programs. Provisional certification may be imposed when a school undergoes a change in ownership resulting in a change of control or when a school is reapplying for certification, if the school (i) does not satisfy all the financial responsibility standards, (ii) has a cohort default rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and (iii) under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified school faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the Department of Education may impose such further conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs as the Department of Education deems necessary. In connection with the Company's acquisition of American European Corporation in October 1996 which resulted in a change of control of AIU, the Company has been provisionally certified to participate in Title IV Programs.

     Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste, and abuse was the imposition of limitations on participation in Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed student loans at an "excessive" rate. Since the Department of Education began to impose sanctions on institutions with cohort default rates above certain levels, more than 600 institutions have lost their eligibility to participate in some or all Title IV Programs. However, many institutions, including AIU, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of student defaults.

     A school's cohort default rate under the FFEL and Direct Loan program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL and Direct Loan cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in that program or the Direct Loan program for the remainder of the federal fiscal year in which the Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL and Direct Loan cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended, or terminated. Since the calculation of FFEL and Direct Loan cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and private guarantors), as well as the Department of Education, the HEA provides a formal process for the review and appeal of the accuracy of FFEL and Direct Loan cohort default rates before the Department of Education takes any action against an institution based on its FFEL and Direct Loan cohort default rates. An institution may continue to participate in the FFEL and Direct Loan programs during the pendency of the appeal process.

     AIU has had average FFEL and Direct Loan cohort default rates of less than 25% for three consecutive federal fiscal years. AIU had a published 1995 FFEL and Direct Loan cohort default rate and a 1994 rate below 25%. For federal fiscal 1993 and 1994, the FFEL and Direct Loan cohort default rate for all borrowers at AIU was 14.3% and 14.0%, respectively. The average FFEL and Direct Loan cohort default rate for all proprietary institutions for federal fiscal 1993 and 1994 was 26.5% and 21.1%, respectively. For federal fiscal year 1995, the preliminary FFEL and Direct Loan cohort default rate for all borrowers at AIU was 18.5%. Preliminary cohort default rates are subject to revision by the Department of Education based on information that schools and guaranty agencies identify and submit to the Department of Education for review, in order to correct errors. Any such adjustment will be made by the Department of Education at the time that final rates are officially published. In connection with AIU's preliminary default rate issued for the federal fiscal year 1995, AIU received a preliminary default rate of 18.5%. However, after submitting corrections, AIU's default rate was adjusted to a final rate of 16.7%. AIU submitted corrections for its preliminary cohort default rate for 1996 and the Department of Education reduced AIU's cohort default rate from a preliminary rate of 14.1% to a final rate of 13.1%. AIU expects preliminary federal fiscal year 1997 FFEL and Direct Loan cohort default rates to be issued in early April of 1999.

     If an institution's FFEL and Direct Loan cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, that institution may be placed on provisional certification status for up to six years. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it commits violations of Title IV Program requirements. To the Company's knowledge, the Department of Education reviews an institution's compliance with the cohort default rate thresholds only when that school is otherwise subject to a Department of Education certification review. AIU has not had a FFEL and Direct Loan cohort default rate of 25% or greater during any of the last three fiscal years.

     Increased Regulatory Scrutiny. The 1992 reauthorization of the HEA contained a three-part initiative, referred to as the Program Integrity Triad, intended to increase regulatory scrutiny of postsecondary education institutions. Part one of that initiative required each state to establish a State Postsecondary Review Entity ("SPRE") to review certain institutions to determine their eligibility to continue participating in Title IV Programs. However, the United States Congress has declined to provide funding for SPREs in appropriations legislation that has been signed into law, and the Department of Education has not requested any future funding for SPREs. With the enactment of the Higher Education Amendments of 1998, the provision for SPREs has been repealed and the statute renames the Title, Program Integrity. While there continues to be a role for the State as a member of the Triad, it is less encompassing than the provisions which had existed under the SPREs.

     Part two of the Program Integrity Triad, now Program Integrity, expanded the role of accrediting agencies in the oversight of institutions participating in Title IV Programs. As a result, the accrediting agencies that accredit AIU have increased the depth and intensity of reviews and have expanded examinations in such areas as financial responsibility and timeliness of student refunds.
The Program Integrity provisions also require each accrediting agency recognized by the Department of Education to undergo comprehensive periodic reviews to ascertain whether such accrediting agency is adhering to required standards. No accrediting agency or association may be approved by the Department of Education for a period of more than five years. SACS, AIU's primary accrediting agency, has been reviewed by the Department of Education under the Program Integrity provisions and reapproved for continued recognition by the Department of Education.

     Part three of the Program Integrity tightened the standards to be applied by the Department of Education in evaluating the financial responsibility and administrative capability of institutions participating in Title IV Programs, and mandated that the Department of Education periodically review the eligibility and certification to participate in Title IV Programs of every such eligible institution. The Higher Education Amendments of 1992 required all institutions to undergo a recertification review by the Department of Education by 1997 and every four years thereafter. With the enactment of the Higher Education Amendments of 1998, institutions may be recertified for up to six years. Under these standards, AIU would be evaluated by the Department of Education more frequently than in the past. A denial of recertification would preclude AIU from continuing to participate in Title IV Programs.

     Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the Department of Education's recertification process and also annually as each institution submits its audited financial statements to the Department of Education.

     In November 1997, the Department of Education published new regulations regarding financial responsibility, which were effective on July 1, 1998. The new regulations took effect for audited financial statements submitted to the Department of Education on or after July 1, 1998 and applied to the institution's fiscal years commencing June 1, 1997 and thereafter. The new standards replace the acid test ratio, the tangible net worth standard, and the net operating results test with three different ratios: an equity ratio, a primary reserve ratio, and a net income ratio. The equity ratio measures an institution's capital resources, ability to borrow, and financial viability.
The primary reserve ratio measures an institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and a positive 3.0 reflecting financial strength. An institution's strength factors are then evaluated based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Programs for a maximum period of three years, subject to more rigorous financial aid disbursement and financial monitoring requirements by the Department of Education. While the Company is required to notify the Department of Education of a change in fiscal years, the audited financial statements for the seven months ended December 31, 1998 are not required to be submitted until the audited financial statements for the twelve months ended December 31, 1999 are submitted, which must be submitted no later than June 30, 2000. The composite score will be based on the audited financial statements for the twelve months ended December 31, 1999. Based on the audited financial statements for the year ended May 31, 1998, the Company's composite score met the minimum standard of 1.5.

     An institution that is determined by the Department of Education not to meet the standards of financial responsibility on the basis of failing to meet one or more of the specified numeric indicators is nonetheless entitled to participate in Title IV Programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety either in an amount equal to one-half of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% of such prior year's funds and agree to disburse those funds only on an "as-earned" basis.
The Department of Education has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the Department of Education.

     In addition to the financial responsibility standards, an institution is required to make timely refunds when a student who receives Title IV Program funds withdraws from an institution. Depending on when during the academic term the student withdraws, the institution is required to refund all or a portion of the Title IV Program funds paid by the withdrawing student. Beginning with the 1995-1996 award year, an institution that has failed to make all Title IV Program refunds on a timely basis during the previous two years is required to post a letter of credit in favor of the Department of Education equal to 25% of the Title IV Program refunds that the institution was required to make for the previous year. During the past three years AIU has made all Title IV Program refunds on a timely basis.

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

     Failure to satisfy any of the criteria may lead the Department of Education to determine that the school lacks the requisite administrative capability and may subject the school to provisional certification when it seeks to renew its certification as an eligible institution, or may subject it to a fine or to a proceeding for the limitation, suspension, or termination of its participation in Title IV Programs. Proceedings to fine, limit, suspend, or terminate an institution are conducted before an independent hearing officer of the Department of Education and are subject to appeal to the Secretary of Education, prior to any sanction taking effect. Thereafter, judicial review may be sought in the federal courts pursuant to the federal Administrative Procedures Act.

     Restrictions on Operating Additional Campuses. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and the Regulations, an institution that is certified to participate in Title IV Programs may establish an additional location within a state or selected territory of the United States (as identified in the Regulations) and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable requirements. In addition, a school which undergoes a change in ownership resulting in a change of control must be reviewed and recertified for participation in Title IV Programs under its new ownership. See "--Change of Control." In the past, pending recertification, the Department of Education has suspended Title IV Program funding to that school's students. If a school is recertified, it will be on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. With the enactment of the Higher Education Amendments of 1998, the Department of Education may grant provisional certification to an institution seeking approval of a change in ownership based on the preliminary review of a materially complete application and to extend that status on a month by month basis as necessary. Thus, funding would not be suspended under this new provision. The institution's expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

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

     Change of Control. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA and the Regulations, AIU could lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of AIU's campuses.

     In connection with the Company's acquisition of American European in October 1996, AIU was required to be recertified by the Department of Education as well as obtain the reaccreditation of SACS. In addition, AIU's campus in Los Angeles was required to be reauthorized by the State of California. The Department of Education has granted AIU provisional certification to participate in Title IV Programs which provisional certification will expire in December 1999. Because the acquisition of American European was found to be an excluded transaction under the Regulations, however, AIU's Title IV Program funding was not suspended during the Department of Education's review of its recertification application. On August 5, 1996 the change of control was approved by SACS and following a Substantive Change Visit to AIU in April 1997, as required to ensure compliance with accreditation standards following a change of control, on April 18, 1997 SACS issued a final report on AIU with no recommendations. On August 14, 1996, AIU's Los Angeles campus was reapproved by the State of California's Council for Private Postsecondary and Vocational Education (the "California Council").

     The Department of Education's regulations provide that after a Company becomes publicly-traded, a change of control occurs when a report on Form 8-K is required to be filed with the Commission disclosing a change of control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change of control. If the Company were to lose its eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if it were determined not to be eligible, its operations would be materially adversely effected. The possible loss of Title IV eligibility resulting from a change of control may also discourage or impede a tender offer, proxy contest, or other similar transaction involving control of the Company.

     The "85/15 Rule." With the enactment of the Higher Education Amendments of 1992, proprietary schools, such as AIU, would cease to be eligible to participate in Title IV Programs if on a cash basis of accounting more than 85% of its revenues from eligible programs for the prior fiscal year were derived from Title IV funds. This was known as the 85/15 Rule. The percentages have been changed to 90/10 with the enactment of the Higher Education Amendments of 1998 for any fiscal year containing the October 1, 1998 effective date. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Each year, every institution participating in the Title IV Programs must submit consolidated financial statements demonstrating compliance with this standard. The Company has calculated that, since this requirement took effect in fiscal 1995, AIU has not derived more than 29% of its revenues from Title IV Programs for any fiscal year, and for the year ended May 31, 1998, 29% of AIU's revenues were derived from Title IV Programs. The Company regularly monitors compliance with this requirement in order to minimize the risk that AIU would derive more than 90% of its revenues from Title IV Programs for any fiscal year. If AIU appears likely to approach the 90% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

     Branching and Classroom Locations. The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses, and classroom locations at which any student receives not less than 50% of his or her instruction. In addition to classrooms at campuses, locations affected by these requirements include the business facilities of client companies used by AIU. AIU has obtained approval for all locations required to be approved by the Regulations. Should the Department of Education change its regulations with respect to this approval process, or delay approvals of new locations beyond the current approval time rate, the Company's business strategy may be impacted negatively.

     Restrictions on Payment of Bonuses, Commissions, or Other Incentives. Schools participating in Title IV Programs are prohibited from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to persons engaged in any student recruitment, admission, or financial aid awarding activity (the "Incentive Compensation Rule"). If the Department of Education were to determine that AIU's methods of compensation do not comply with the Incentive Compensation Rule, AIU could be required to modify its compensation system, repay certain previously disbursed Title IV Program funds, pay administrative fines, or lose its eligibility to participate in Title IV Programs. The Company believes AIU's compensation policies do not violate the Incentive Compensation Rule.

STATE AUTHORIZATION

     AIU's campuses in Atlanta and Los Angeles are authorized to offer education programs and grant degrees or diplomas by the States of Georgia and California, respectively. In addition, because AIU's campuses located in London and Dubai are operated by a corporation whose parent corporation is organized under the laws of the District of Columbia, the London and Dubai campuses in addition to the District of Columbia campus are authorized to offer education programs and grant degrees or diplomas by the Education Licensure Commission of the District of Columbia. The level of regulatory oversight varies substantially from state to state. In some states, campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility, and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. As discussed below, California prescribes standards of financial responsibility that are different from those prescribed by the Department of Education. The Company believes that AIU's campuses in Atlanta, Los Angeles, Miami, London, Dubai, and the District of Columbia are in substantial compliance with state authorizing and licensure laws.

     California. In January 1991, the State of California adopted legislation that requires private, postsecondary educational institutions to meet certain fiscal tests in order to continue operating in the state. These fiscal tests include three requirements: (i) not having an operating loss in each of an institution's two most recent fiscal years; (ii) having positive net worth in its latest fiscal year; and (iii) maintaining a ratio of current assets to current liabilities of 1.25:1 or greater. For the seven months ended December 31, 1998, AIU's Los Angeles campus satisfied each of these tests. The California Council also has discretion under this statute to allow an educational institution to continue operating if it does not satisfy the fiscal tests, if the institution can demonstrate that it has maintained sufficient financial resources to sustain all of its promised educational services. Accordingly, if AIU's campus in Los Angeles fails to meet one of the above-described tests, the Company has the opportunity to demonstrate to the California Council its financial strength and ability to continue to operate.
In connection with granting authority for continued operations, California law also requires an on-site visit to all postsecondary institutions having accreditation from a regional accrediting association other than the Western Association of Colleges and Schools. The California Council conducted a visit to AIU's campus in Los Angeles in June 1996 and recently issued its report, granting approval for continued degree-granting operation for the maximum four-year period. In 1997, the state legislature transferred regulatory control of out-of-state institutions from the California Council to the Bureau of Private Postsecondary and Vocational Education, State of California Department of Consumer Affairs as of January 1, 1998 (The New Private Postsecondary and Vocational Education Reform Act). As the name suggests, this new state agency has a greater consumer protection focus than the former Council, which treated out-of-state institutions in a manner similar to an accreditation agency. The new Bureau is still in the process of fully establishing itself and developing its regulatory relationship with its institutions. In spite of this regulatory change, the Los Angeles campus is in good standing with the Bureau and has received approval for its new IT degree programs and the relocation of the campus to its new Playa Vista location near the new Dream Works development. The University does not anticipate any material change in its regulatory situation in this state as a result of the shift in regulatory responsibility to the new state agency.

     Georgia. Until May 1, 1997 AIU's campus in Atlanta was exempt from the regulatory oversight of the State of Georgia. For the twelve months ended May 31, 1998 and the seven months ended December 31, 1998, AIU agreed, however, to subject its operations to the oversight of the State of Georgia in order to become eligible to participate in Georgia's HOPE Scholarship and Tuition Equalization Grant programs as well as to use the term "University" as part of its name. In the State of Georgia, for-profit institutions such as AIU are reviewed by the Georgia Nonpublic Postsecondary Education Commission ("NPEC"). NPEC regulations require for-profit institutions to meet minimum standards relating to educational quality, ethical business practices, health and safety, and fiscal responsibility. These standards include, but are not limited to, requirements that the institution demonstrate that it has adequate facilities and equipment, that its instructors and administrators have the requisite education and experience, and that the quality and content of each program meet stated objectives. Other NPEC standards address such areas as the institution's library resources, catalog disclosures, support services, student complaints, advertising, admissions, recruitment, student refunds, and student records. In order to demonstrate fiscal responsibility, NPEC requires that the institution have sufficient resources to support its operation for at least the length of its degree program, funds to operate which are not limited to current tuition, and accounts receivable and funds available to operate the institution for at least the quarter or semester, as the case may be. NPEC determined that AIU satisfied its requirements and issued a certificate of authorization for the period of September 19, 1997 through April 30, 1998. The Company must seek renewal of this authorization on a yearly basis and has recently submitted its annual report for authorization.

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

     Florida. The State of Florida through its State Board of Independent Colleges and Universities ("SBICU") regulates the establishment of in-state and out-of-state higher educational enterprises within the territorial jurisdiction of the state. The SBICU utilizes a multi-stage process by which to grant institutions permission to operate and move through a series of progressive steps toward "full approval." Each approval stage is accompanied by a mandated report and an appearance before the SBICU in public session. Two of the four stages are preceded by visitations of staff or a peer review team to the Florida location. AIU was granted Temporary Licensure in April of 1998 and moved to Level I Provisional Licensure in July of that same year. A staff member visited the parent campus for information collection purposes and further analysis of the institution prior to the July action. AIU is presently authorized to advertise, admit students, and operate an institution of higher education in Florida. At the January 1999 meeting, AIU Level I Provisional Licensure was extended for an additional six months at which time AIU will apply for Level II Provisional Licensure.

     Virginia. The Commonwealth of Virginia regulates both instate and out-of-state institutions through the Council of Higher Education, commonly referred to as the State Council of Higher Education of Virginia. This state agency requires an extensive review of out-of-state institutions desiring to operate within the Commonwealth. This review and application process follows criteria and standards that are similar to those developed by the Commission on Colleges of SACS relative to faculty, library resources, student services, degree program, administration, physical plant, and credit hour requirements. In addition, customary consumer protection requirements addressing truth in advertising, student complaint, financial aid, tuition, academic advisement, and student refund requirements are mandated by the state. The Council received the application of AIU for the initial development of a northern Virginia campus in the Dulles area in November 1998. The Council met and approved the operation of the AIU campus on February 16, 1999. AIU is now in the process of developing and staffing the campus and plans to open the facility later in 1999. AIU will file mandatory annual reports that cover many of the same operational areas identified above. Staff and peer review visitations to the campus are a part of the ongoing review process in Virginia and will take place at a later date after the campus becomes fully operational.

EXECUTIVE OFFICERS

     The following table sets forth information concerning the Company's executive officers.

     Name                       Age            POSITION
     ----
     Steve Bostic               55             Chairman of the Board and Chief
                                                 Executive Officer
     Stephen G. Franklin, Sr.   51             President, Chief Academic Officer
                                                 and Director
     Daniel D. Moore            47             Chief Financial Officer
     Barbara S. Butterfield     59             Senior Vice President, Human
                                                Resources
     Douglas C. Chait           35             Vice President, Corporate
                                                Development and Secretary

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

     Daniel D. Moore has served as the Chief Financial Officer of the Company since September 1998. Prior to joining the Company, Mr. Moore was Executive Vice President and Chief Financial Officer for GeoLogistics Americas, a logistics organization based in Atlanta specializing in global freight forwarding. From January 1992 to January 1997, Mr. Moore was Senior Vice President and Chief Financial Officer for GATX Logistics, Inc. of Jacksonville, Florida. GATX Logistics is a company focused on third-party logistics and supply chain management. Mr. Moore also worked for Harris Corporation for twelve years, ultimately as Vice President of Accounting and Administration for Lanier Worldwide in Atlanta. Mr. Moore is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Financial Executives Institute.

     Barbara S. Butterfield has served as Senior Vice President of Human Resources since March 1997. Prior to joining the Company, from 1991 to 1997, Dr. Butterfield was the Vice President of Human Resources and Vice President of Faculty and Staff Services at Stanford University, Palo Alto, California where she provided long-range planning, analysis, and strategies in such areas as risk management, environmental health and safety, faculty/staff housing, and human resources. Dr. Butterfield was the Vice President of Human Resources at the University of Pennsylvania from 1987 to 1991. From 1986 to 1987, Dr. Butterfield was the Director of Human Resources Administration at Duke University and from 1983 to 1986, was the Director of Personnel Administration at Michigan State University.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 394 persons on a full-time basis and 224 persons on a part-time basis, including 92 full-time and 174 part-time faculty members.

ITEM 2.  PROPERTIES

     AIU maintains well-equipped campuses and facilities that support the university's focus on technology in education. Classrooms and team rooms provide a comfortable but professional environment to facilitate collaborative learning and better prepare students for the workplace. An advanced technical infrastructure allows students to work on-line from thousands of data ports, communicating with each other, instructors, and the world via the Internet. In the undergraduate areas of study, fashion and interior design studios feature sophisticated equipment. The visual communication facilities include professionally equipped darkrooms and photography studios as well as classrooms with drafting tables and other studio supplies. Video production studios house advanced sound and video equipment. Macintosh and PC labs feature computers, printers, and the latest software available, including programs for computer-aided design. The Library Resource Center on each campus includes audio visual and interior design resources.

     The Company leases all of its administrative and educational facilities. The table below sets forth certain information regarding the Company's facilities as of December 31, 1998:

                                              APPROXIMATE
          LOCATION                          SQUARE FOOTAGE              EXPIRATION
          --------                       ---------------------  ------------------------
          Atlanta, GA
               AIU - Buckhead                  60,800               January 31, 2009
               AIU - Dunwoody                  50,500               December 31, 2009
               Administration                  25,200               December 31, 2009
               Administration                  11,400               December 31, 1999
               Administration                   2,200               March 31, 2001
          Los Angeles, California              82,100               June 30, 2009

     Miami, Florida                  13,400    September 30, 1999
     Washington, DC                  36,300    January 31, 2009
     London, England                 46,000    November 27, 2005
     Dubai, United Arab Emirates     34,300    Leased by Middle East
                                               Colleges, Ltd.

     Typically, AIU's facilities occupy an entire building or several floors or portions of floors in a building. Leases typically have terms of six months to ten years, with up to five year renewal options. The Company also leases facilities for student parking and housing.

     The Company entered into a ten year lease commencing June 1999 for a 17,800 square foot space in northern Virginia for a new campus. The Company also entered into a ten year lease commencing September 1999 for a 21,000 square foot space in Miami, Florida for its permanent facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the month of December 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "EDUT" on September 24, 1997. Prior to that time, the Company's Class A Common Stock was not listed or traded on any organized market. The Company's Class B Common Stock, which does not trade on any market and which is held entirely by the Company's Chairman and Chief Executive Officer and his affiliates, may be converted into Class A Common Stock, in whole or in part, at any time on the basis of one share of Class A Common Stock for each share of Class B Common Stock.

     The following table sets forth, for the periods indicated, the reported high and low bid prices of the Company's Class A Common Stock, as reported by The Nasdaq Stock Market:

                                                                                        HIGH              LOW
                                                                                    --------------  ----------------
          YEAR ENDED MAY 31, 1998
          -----------------------
          Second Quarter (September 24, 1997 through November 30, 1997)                   $28.75            $18.00
          Third Quarter ended February 28, 1998                                            26.00             20.75
          Fourth Quarter ended May 31, 1998                                                28.25             18.50

          SEVEN MONTHS ENDED DECEMBER 31, 1998
          ------------------------------------
          First Quarter ended August 31, 1998                                             $27.00            $ 7.00
          Second Quarter ended November 30, 1998                                            9.38              3.94
          Month ended December 31, 1998                                                     6.88              5.38

     According to the records of the Company's transfer agent, the Company had 106 and 3 holders of record of Class A and Class B Common Stock, respectively, at March 1, 1999. The Company believes that a substantially larger number of beneficial owners hold Class A shares in depository or nominee form. The Company has never declared nor paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business. Holders of Class A Common Stock are entitled to receive cash dividends on at least an equal per share basis as holders of Class B Common Stock if and when such dividends are declared by the Board of Directors of the Company.

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

                     SELECTED CONSOLIDATED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE, PERCENTAGE, AND ENROLLMENT DATA)

                                                                                   The Company (1)
                                                            ------------------------------------------------------------
                                                                                                       Fiscal Year
                                                            Seven Months Ended December 31,            Ended May 31,
                                                            -------------------------------       ----------------------
                                                                   1998            1997              1998         1997
                                                            --------------    ------------        ----------  ----------
STATEMENT OF OPERATIONS DATA (3):

Net revenues                                                     $ 23,848        $ 19,174           $41,914     $ 23,590
    Cost of education and facilities                               12,775           8,263            16,927        9,014
    Selling and promotional expenses                                5,770           3,280             6,321        2,428
    General and administrative expenses                             9,189           5,948            10,516        5,468
    Acquisition costs                                                   -               -               487            -
    Write-off of license fees and accrual of
      termination costs                                             3,533               -                 -            -

    Rents paid to majority shareholder                                  -               -                 -            -
    Amortization of goodwill                                          588             588             1,008          696
                                                            --------------    ------------        ----------  ----------
    Total costs and expenses                                       31,855          18,079            35,259       17,606
                                                            --------------    ------------        ----------  ----------
Income (loss) from campus operations                               (8,007)          1,095             6,655        5,984
Income (loss) from management agreement                                 -              23                23          479
                                                            --------------    ------------        ----------  ----------
Income (loss) from operations                                      (8,007)          1,118             6,678        6,463
Interest expense                                                      234           1,232             1,328        2,499
Interest income -- shareholder notes                                    -               -                 -            -
Other income -- net                                                    64              83             1,539           20
                                                            --------------    ------------        ----------  ----------
Income (loss) before income taxes, minority interest,
    and extraordinary item                                         (8,177)            (31)            6,889        3,984

Provision for income taxes (4)                                      3,280             (60)           (2,581)      (1,981)
                                                            --------------    ------------        ----------  ----------
Income (loss) before minority interest
    and extraordinary item                                         (4,897)            (91)            4,308        2,003
Minority interest in earnings of American University
    in Dubai                                                         (619)           (463)           (1,445)           -
                                                            --------------    ------------        ----------  ----------
Income (loss) before extraordinary item                            (5,516)           (554)            2,863        2,003
Extraordinary loss less applicable income taxes                         -            (960)             (960)           -
                                                            --------------    ------------        ----------  ----------
Net income (loss)                                                $ (5,516)        $(1,514)          $ 1,903     $  2,003
                                                            ==============    ============        ==========  ==========

Basic income (loss) per share before extraordinary
  item (5)                                                       $  (0.52)        $ (0.06)          $  0.30     $   0.29
Basic income (loss) per share (5)                                $  (0.52)        $ (0.17)          $  0.20     $   0.29
Diluted income (loss) per share before extraordinary
  item (5)                                                       $  (0.52)        $ (0.06)          $  0.28     $   0.26
Diluted income (loss) per share (5)                              $  (0.52)        $ (0.17)          $  0.19     $   0.26
Average shares outstanding                                         10,639           8,742             9,527        7,000
Dilutive effect of stock options and warrants                           -               -               681          569
                                                            --------------    ------------        ----------  ----------
Average shares outstanding assuming dilution                       10,639           8,742            10,208        7,569

PRO FORMA DATA:
Income before income taxes, as reported
Pro forma provision for income taxes (6)
Pro forma net income (loss)


SELECTED OPERATING DATA:
Net cash provided by operating activities                           2,694           2,726             2,686        1,356
Net cash used in investing activities                              (7,203)         (2,164)           (2,045)     (31,428)
Net cash provided by (used in) financing activities                 1,460           6,471             4,510       30,780
AIU fall term enrollment (7)                                        3,610           3,045             3,045        2,822


BALANCE SHEET DATA:
Working capital deficiency                                        (11,309)                             (281)      (9,772)
Total assets                                                      (64,534)                           55,769       47,671
Long-term debt, including current portion                           7,507                             1,241       30,075
Shareholders' equity                                               38,761                            44,294        7,877


                                                                                     The Predecessor (1) (2)
                                                                 -------------------------------------------------------------
                                                                 Period from June 1,          Fiscal Year Ended May 31,
                                                                     1996 through      ---------------------------------------
                                                                   October 8, 1996        1996           1995         1994
                                                                 --------------------  ----------     ----------    ----------
STATEMENT OF OPERATIONS DATA (3):

Net revenues                                                     $  6,189                 $26,493        $23,696      $20,654
    Cost of education and facilities                                3,256                  11,144         10,051        8,611
    Selling and promotional expenses                                1,335                   3,614          3,083        3,165
    General and administrative expenses                             2,739                   6,677          6,115        6,264
    Acquisition costs                                                   -                       -              -            -
    Write-off of license fees and accrual of
      termination costs                                                 -                       -              -            -
    Rents paid to majority shareholder                                 49                     150            145          146
    Amortization of goodwill                                            -                       -              -            -
                                                                 --------------------  ----------     ----------    ----------
    Total costs and expenses                                        7,379                  21,585         19,394       18,186
                                                                 --------------------  ----------     ----------    ----------
Income (loss) from campus operations                               (1,190)                  4,908          4,302        2,468
Income (loss) from management agreement                               (21)                    127              -            -
                                                                 --------------------  ----------     ----------    ----------
Income (loss) from operations                                      (1,211)                  5,035          4,302        2,468
Interest expense                                                      258                     730            607          440
Interest income -- shareholder notes                                   98                     361            153          183
Other income -- net                                                    66                      72             25          483
                                                                 --------------------  ----------     ----------    ----------
Income (loss) before income taxes, minority interest,
    and extraordinary item                                         (1,305)                  4,738          3,873        2,694
Provision for income taxes (4)                                          -                    (107)          (124)        (148)
                                                                 --------------------  ----------     ----------    ----------
Income (loss) before minority interest
    and extraordinary item                                         (1,305)                  4,631          3,749        2,546
Minority interest in earnings of American University
    in Dubai                                                            -                       -              -            -
                                                                 --------------------  ----------     ----------    ----------
Income (loss) before extraordinary item                            (1,305)                  4,631          3,749        2,546
Extraordinary loss less applicable income taxes                         -                       -              -            -
                                                                 --------------------  ----------     ----------    ----------
Net income (loss)                                                $ (1,305)                $ 4,631        $ 3,749      $ 2,546
                                                                 ====================  ==========     ==========    ==========

Basic income per share before extraordinary item (5)
Basic income per share (5)
Diluted income per share before extraordinary item (5)
Diluted income per share (5)
Average shares outstanding
Dilutive effect of stock options and warrants

Average shares outstanding assuming dilution

PRO FORMA DATA:
Income before income taxes, as reported                          $ (1,305)                $ 4,738        $ 3,873      $ 2,694
Pro forma provision for income taxes (6)                               509                  1,848          1,510        1,051
                                                                 --------------------  ----------     ----------    ----------
Pro forma net income (loss)                                      $    (796)               $ 2,890        $ 2,363      $ 1,643
                                                                 ====================  ==========     ==========    ==========

SELECTED OPERATING DATA:
Net cash provided by operating activities                            1,413                  5,798          5,522        4,375
Net cash used in investing activities                                 (288)                (2,662)        (1,507)         725
Net cash provided by (used in) financing activities                 (1,197)                (3,442)        (3,916)      (5,030)
AIU fall term enrollment (7)                                         2,822                  2,441          2,200        2,000


BALANCE SHEET DATA:
Working capital deficiency                                                                 (8,696)        (8,355)      (8,467)
Total assets                                                                                7,253          6,682        7,190
Long-term debt, including current portion                                                   4,756          2,874        2,333
Shareholders' equity                                                                       (7,287)        (6,166)      (4,877)

(1) The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor. On October 8, 1996, the Company acquired the Predecessor and EduTrek Systems. See note 1 of notes to consolidated financial statements.
(2) Because the Company did not acquire the Predecessor until October 8, 1996, the financial information with respect to the Company for the period from July 1, 1996 through October 8, 1996 does not include the Predecessor. EduTrek Systems is included in the financial information of the Company in a manner similar to a pooling of interests because the Company and EduTrek Systems were under common control. Financial information for EduTrek Systems is not included in the Selected Consolidated Financial Data prior to July 1, 1996 because, since its formation in 1992, EduTrek Systems has not generated revenues and in the years ended December 31, 1992, 1993, 1994, and 1995 and for the period ended October 8, 1996, EduTrek Systems incurred losses of $321,000, $90,911, $312,954, $584,627, and $819,430,
     respectively. Such amounts are not considered to be relevant to the Company and the Predecessor because, in prior years, EduTrek Systems had no revenues and existed solely to provide a corporate structure through which its controlling shareholder could pursue a variety of opportunities and activities.
(3) The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."
(4) As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor has not been subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status.
(5) Income per share information for the Predecessor is not presented as the amounts are not considered meaningful due to the minimal number of outstanding shares and the S Corporation election of the Predecessor.
(6) As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor has not been subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status. The pro forma provision for income taxes (computed under the provisions of Statement of Financial Accounting Standards No.
     109) reflects provisions that would have been recorded had the Predecessor been a C Corporation for income tax purposes during the periods shown using an estimated income tax rate of 40.0%. Prior to the initial public offering, distributions in the form of cash dividends were made principally to assist the shareholders with their income tax obligations arising from the Predecessor's S Corporation status. Such distributions amounted to $4,068,962, $3,800,000, $4,500,000, and $1,889,694 for the fiscal years ended May 31, 1994, 1995, and 1996 and for the period from June 1, 1996 through October 8, 1996, respectively.

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

OVERVIEW

     EduTrek acquired AIU (formerly The American College) through its acquisition of the American European Corporation (the "Predecessor") on October 8, 1996. EduTrek's principal sources of revenue are tuition, related fees, and payments for student housing collected from students. Other sources of revenue include sales of textbooks, application fees, other student fees, consulting, and other income. Net revenues are calculated by deducting AIU awarded scholarships from gross revenues.

     AIU's academic year for the traditional programs is divided into three 10-week terms (Fall, Winter, Spring) and two eight-week summer terms (Summer I and Summer II). Summer terms are shorter and more concentrated, and the two terms combined equal a 10-week term in terms of their contribution to net revenues. The average term enrollment levels for Winter, Spring and Summer terms are approximately 95%, 90% and 85%, respectively, of the Fall term benchmark. The following table correlates AIU's academic terms to EduTrek's fiscal quarters as of January 1, 1999.

FISCAL QUARTERS              ACADEMIC TERMS
---------------              --------------

First (January- March)       Winter; one-fifth of Spring
Second (April-June)          Last four-fifths of Spring; one-half of Summer I
Third (July-September)       Last half of Summer I; Summer II
Fourth (October-December)    Fall

     AIU's Power Campus programs (MIT, BIT, MBA, and BBA) have four enrollment periods per year, which correspond with EduTrek's fiscal quarters: January, April, July, and October. The full-time day programs are divided into four 10-week terms, and the evening programs are divided into seven 10-week terms. In addition, enrollment periods for AIU's BBA evening programs occur approximately once per month. Net revenues from these programs vary from period to period based on several factors that include (1) the aggregate number of students attending classes; (2) the number of classes held during the period; and (3) the average tuition per credit hour.

     Tuition and fees are payable prior to the start of each term. A portion of the funds is received in advance of the term's start date. The balance is collected through financial aid and under payment schedules established on a student by student basis. Uncollectible receivables are written off once a year and did not exceed 2.0% of net revenues during the twelve months ended May 31, 1998 and 1997 or the seven months ended December 31, 1998 and 1997.

     Each of AIU's campuses is 100% controlled by EduTrek except the campus in Dubai, which is controlled by EduTrek under a management agreement with an investment group based in the United Arab Emirates. Under the terms of that agreement, the investment group provided all the start-up capital required to open the campus in Dubai and is responsible for ongoing capital expenditures in exchange for 65% of the net operating cash flow from that campus. In exchange for its management services, EduTrek receives 35% of the net operating cash flow.

     As tuition is received, it is recorded as deferred tuition income, a current liability. During the term, the applicable portion of the deferred tuition income is recognized as revenue each month based on the aggregate number of credit hours taken by students during the term. Deferred tuition income historically has been at its highest level at the end of September before the start of the academic year and the Fall term for two reasons: (1) the Fall term represents the highest enrollment level in the year, and (2) some students, principally non-U.S. students in London, pay a full year's tuition in advance.

     EduTrek's expenses consist of cost of education and facilities, selling and promotional expenses, general and administrative expenses, and the amortization of goodwill.

     Education costs include salaries of full-time and adjunct faculty, instructional support, academic administrators, student development and support costs relating to library and classroom expenses, curriculum costs, and royalty payments to ITI. Facility costs consist of leasing, maintenance, and other occupancy costs relating to campus facilities. Student housing costs are also included.

     Selling and promotional expenses include salaries of personnel involved in recruitment, admissions and marketing at the campus and corporate office level, their related costs, advertising costs, and the cost of producing marketing materials.

     General and administrative expenses include the salaries of personnel engaged in general administration, accounting, financial aid, personnel and compliance at the campus level, all corporate personnel, and their related expenses. These expenses also include depreciation and amortization of related fixed assets, deferred costs, and benefits relating to personnel at the campus and corporate levels.

     The amortization of goodwill is the result of the October 1996 acquisition of the Predecessor. Goodwill costs are amortized over a 40-year period.

     EduTrek's income tax provision is provided at rates approximating statutory federal and state rates (approximately 40%).

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company and Predecessor:

                                                          THE PREDECESSOR
                                             -----------------------------------------
                                                                  PERIOD FROM JUNE 1,
                                             FISCAL YEAR ENDED       1996 THROUGH
                                                May 31, 1996        October 8, 1996
                                             ------------------  ---------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                             100.0%                 100.0%
Cost of education and facilities                          42.1                   52.6
Selling and promotional expenses                          13.6                   21.6
General and administrative expenses                       25.2                   44.3
Rents paid to majority shareholder                         0.6                    0.8
Income (loss) from campus operations                      18.5                  (19.3)
Income (loss) from management agreement                    0.5                   (0.3)
                                                         -----                 ------
Income (loss) from operations                             19.0                  (19.6)
Interest expense                                           2.8                    4.2
Interest income - shareholder notes                        1.4                    1.6
Other income - net                                         0.3                    1.1
                                                         -----                 ------
Income (loss) before income taxes,
      minority interest, and extraordinary                17.9                  (21.1)
       item
Provision for income taxes                                (0.4)                   0.0
                                                         -----                 ------
Net income (loss)                                         17.5%                (21.1)%
                                                         =====                 ======


                                                                      THE COMPANY
                                             --------------------------------------------------------------
                                              SEVEN MONTHS ENDED DECEMBER 31,    FISCAL YEAR ENDED MAY 31,
                                             ---------------------------------  ---------------------------

                                                  1997              1998            1997           1998
                                             ---------------  ----------------  -------------  ------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                          100.0%            100.0%         100.0%        100.0%
Cost of education and facilities                       43.1              53.6           38.2          40.4
Selling and promotional expenses                       17.1              24.2           10.3          15.1
General and administrative expenses                    31.0              38.5           23.2          25.1
Acquisition costs                                       0.0               0.0            0.0           1.2
Write-off of license fees and accrual of
     termination costs                                  0.0              14.8            0.0           0.0
Amortization of goodwill                                3.1               2.5            2.9           2.4
                                                      -----            ------          -----         -----
Income (loss) from campus operations                    5.7             (33.6)          25.3          15.8
Income (loss) from management agreement                 0.1               0.0            2.0           0.1
                                                      -----            ------          -----         -----
Income (loss) from operations                           5.8             (33.6)          27.3          15.9
Interest expense                                        6.4               1.0           10.6           3.2
Other income - net                                      0.4               0.3            0.1           3.7
                                                      -----            ------          -----         -----
Income (loss) before income taxes,
      minority interest, and extraordinary
       item                                            (0.2)            (34.3)          16.8          16.4
Provision for income taxes                             (0.3)             13.8           (8.4)         (6.2)
                                                      -----            ------          -----         -----
Income (loss) before minority interest and
      and extraordinary item                           (0.5)            (20.5)          (8.4)         10.2
Minority interest in earnings of American
      University in Dubai                              (2.4)             (2.6)           0.0          (3.4)
                                                      -----            ------          -----         -----
Income (loss) before extraordinary item                (2.9)            (23.1)           8.4           6.8
Extraordinary loss less applicable income
     taxes                                             (5.0)              0.0            0.0          (2.3)
                                                      -----            ------          -----         -----
Net income (loss)                                     (7.9)%           (23.1)%           8.4%          4.5%
                                                      =====            ======          =====         =====

SEVEN MONTHS ENDED DECEMBER 31, 1998 (TRANSITION PERIOD) COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)

  The following discussion compares the Company's results for the seven months ended December 31, 1998 ("seven month 1998 period") to the seven months ended December 31, 1997 ("seven month 1997 period").

  Net revenues. Net revenues increased approximately $4.6 million or 24.4% from $19.2 million in the seven month 1997 period to $23.8 million in the seven month 1998 period. This increase was primarily due to an increase in student enrollments and a tuition increase, and, to a lesser extent, the consolidation of the American University in Dubai ("Dubai") (see note 2 of notes to consolidated financial statements).

  Cost of education and facilities. Cost of education and facilities increased approximately $4.5 million or 54.6% from $8.3 million in the seven month 1997 period to $12.8 million in the seven month 1998 period. Education costs increased approximately $3.9 million or 82.3% from $4.7 million in the seven month 1997 period to $8.6 million in the seven month 1998 period due to salary and other cost increases and, to a lesser extent, the consolidation of Dubai. Facility costs increased approximately $626,000 or 17.7% from $3.5 million in the seven month 1997 period to $4.2 million in the seven month 1998 period due to the consolidation of Dubai and additional rent increases, including new campuses in Atlanta (Dunwoody), Los Angeles, Miami, and Washington, D.C. Cost of education and facilities increased as a percentage of net revenues from 43.1% in the seven month 1997 period to 53.6% in the seven month 1998 period for the reasons set forth above.

  Selling and promotional expenses. Selling and promotional expenses increased by approximately $2.5 million or 75.9% from $3.3 million in the seven month 1997 period to $5.8 million in the seven month 1998 period due to increases in salary and other selling and promotional expenses related to new educational programs and to new campuses in Atlanta (Dunwoody), Los Angeles, Miami, and Washington,

D.C. Selling and promotional expenses increased as a percentage of net revenues from 17.1% in the seven month 1997 period to 24.2% in the seven month 1998 period.

  General and administrative expenses. General and administrative expenses increased approximately $3.3 million or 54.5% from $5.9 million in the seven month 1997 period to $9.2 million in the seven month 1998 period. This increase was primarily due to additions of personnel at the home office to support the Company's growth, particularly the opening of new campuses in Atlanta (Dunwoody), Los Angeles, Miami, and Washington, D.C. The remaining increase was due to the consolidation of Dubai. As a percentage of net revenues, general and administrative expenses increased from 31.0% in the seven month 1997 period to 38.5% in the seven month 1998 period.

  Write-off of license fees and accrual of termination costs. The Company has historically capitalized and then amortized over ten years license fees paid to ITI for IT curriculum. The Company has decided to phase out the licensed ITI curriculum in favor of its own internally developed IT curriculum and to negotiate the termination of the licensing agreement. As a result, the Company has elected to write-off related license fees of $3,333,000 during the 1998 period. The Company has also accrued $200,000 to cover certain expenses in connection with the phase out of this curriculum; however, actual expenses in connection with this phase out may exceed $200,000. The estimated phase-out costs range between $200,000 to $500,000 of which management believes the ultimate cost to phase-out this curriculum agreement will be $200,000 (see note 8 of notes to consolidated financial statements).

  Amortization of goodwill. Amortization of goodwill of approximately $588,000 in the seven month 1997 and 1998 periods were the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period.

  Income from management agreement. Income from the Dubai campus management agreement decreased from $23,000 in the seven month 1997 period to zero in the seven month 1998 period due to the consolidation of Dubai effective September 1, 1997.

  Interest expense. Interest expense decreased approximately $998,000 or 81.0% in the seven month 1998 period compared to the seven month 1997 period as a result of the application of the proceeds of the Company's September 1997 initial public offering to retire debt.

  Other income - net. Other income - net remained relatively constant during the seven month 1997 and 1998 periods.

  Minority interest in earnings of American University in Dubai. Minority interest in earnings increased approximately $156,000 or 33.7% due to the consolidation of Dubai effective September 1, 1997 and the increase in Dubai's operating income.

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

  Selling and promotional expenses. Selling and promotional expenses increased by approximately $3.9 million or 160.3% from $2.4 million in the 1997 period to $6.3 million in the 1998 period. Of the 160.3% increase, 9.2% or approximately $223,000 was due to the consolidation of Dubai. The remaining increase was due to increases in salary and other selling and promotional expenses related to new educational programs such as the Master's in Information Technology and the Bachelor's in Business Administration for adult evening students. As a percentage of net revenues, selling and promotional expenses increased from 10.3% in the 1997 period to 15.1% in the 1998 period.

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

  Other income - net. Other income - net increased from $20,000 in the 1997 period to approximately $1.5 million in the 1998 period primarily due to a $991,000 gain on the sale of aircraft, which offset $481,000 of related net operating costs during the 1998 period. The remaining increase is related to interest income after the initial public offering and a one-time sales tax recovery.

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

  Net revenues. Net revenues increased approximately $2.7 million or 13.0% from $20.9 million for the eight months ended May 31, 1996 (the "1996 period") to $23.6 million for the 1997 period. Of this 13.0% increase, 6.2% or approximately $1.3 million was due to an increase in student enrollment and 6.8% or approximately $1.4 million was the result of an effective price increase.

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

  General and administrative expenses. General and administrative expenses increased approximately $881,000 or 19.2% from $4.6 million in the 1996 period to $5.5 million in the 1997 period. The increase was due to costs incurred prior to the acquisition of the Predecessor and to additions of personnel at the home office after the acquisition, which expenses were offset in part by a reduction in costs relating to assets purchased by one of the selling shareholders in the acquisition of The American College. As a percentage of net revenues, general and administrative expenses increased from 22.0% in the 1996 period to 23.2% in the 1997 period.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly financial data for each of the two fiscal quarters and month ended December 31, 1998 and 1997, respectively, and for each of the eight fiscal quarters in the two years ended May 31, 1998. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                QUARTERLY DATA
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          Fiscal Year Ended May 31, 1997
                                                  --------------------------------------------------
                                                    1st Qtr (1)   2nd Qtr (1)   3rd Qtr    4th Qtr
                                                  --------------------------------------------------
Net revenues                                       $  4,842       $  6,718     $  8,803   $  9,416
Income (loss) from operations                          (284)           371        2,699      2,466
Income (loss) before extraordinary item                (383)          (714)         935        810
Net income (loss)                                  $   (333)      $   (714)    $    935   $    810
Basic income (loss) per share before
   extraordinary item (2)                                                      $   0.13   $   0.12
Basic income (loss) per share (2)                                              $   0.13   $   0.12
Diluted income (loss) per share before
   extraordinary item (2)                                                      $   0.12   $   0.10
Diluted income (loss) per share (2)                                            $   0.12   $   0.10

                                                           Fiscal Year Ended May 31, 1998
                                                  ----------------------------------------------
                                                   1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
                                                  ----------------------------------------------
Net revenues                                       $ 6,228      $ 9,312      $12,701     $13,673
Income (loss) from operations                         (526)         768        3,115       3,321
Income (loss) before extraordinary item               (962)         214        1,778       1,833
Net income (loss)                                  $  (962)     $  (746)     $ 1,778     $ 1,833
Basic income (loss) per share before
   extraordinary item (2)                          $ (0.13)     $  0.02      $  0.17     $  0.17
Basic income (loss) per share (2)                  $ (0.13)     $ (0.08)     $  0.17     $  0.17
Diluted income (loss) per share before
   extraordinary item (2)                          $ (0.13)     $  0.02      $  0.16     $  0.17
Diluted income (loss) per share (2)                $ (0.13)     $ (0.07)     $  0.16     $  0.17


                                                 Seven Months Ended December 31, 1997      Seven Months Ended December 31, 1998
                                             -----------------------------------------   ----------------------------------------
                                                   1st Qtr      2nd Qtr     December         1st Qtr     2nd Qtr     December
                                             -----------------------------------------   ----------------------------------------
Net revenues                                   $  6,228       $  9,312     $  3,634        $  7,825      $ 11,642     $   4,381
Income (loss) from operations                      (526)           768          876          (1,462)       (3,701)       (2,844)
Income (loss) before extraordinary item            (962)           214          194            (985)       (2,596)       (1,935)
Net income (loss)                              $   (962)      $   (746)    $    194        $   (985)     $ (2,596)    $  (1,935)
Basic income (loss) per share before
   extraordinary item                          $  (0.13)      $   0.02     $   0.05        $  (0.09)     $  (0.24)    $   (0.19)
Basic income (loss) per share                  $  (0.13)      $  (0.08)    $   0.04        $  (0.09)     $  (0.24)    $   (0.19)
Diluted income (loss) per share before
   extraordinary item                          $  (0.13)      $   0.02     $   0.05        $  (0.09)     $  (0.24)    $   (0.19)
Diluted income (loss) per share                $  (0.13)      $  (0.07)    $   0.03        $  (0.09)     $  (0.24)    $   (0.19)


(1) Includes financial data of the Predecessor from June 1, 1996 through October 8, 1996, the date the Company acquired the Predecessor.

(2) Income per share information is not presented for first and second quarter 1997 as the amounts are not considered meaningful due to the minimal number of outstanding shares and the S Corporation election of the Predecessor.

SEASONALITY IN RESULTS OF OPERATIONS

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, with a fiscal year that historically ended on May 31, the Company's first and second fiscal quarter enrollments and related revenues generally were lower than the third and fourth quarter fiscal quarters due to traditionally lower student enrollment levels in the summer terms. In addition, first and second fiscal quarter costs and expenses historically were higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first and second fiscal quarter declines in net revenues. Under the new fiscal year ending December 31, the second and third fiscal quarter revenues will be lower than the first and fourth fiscal quarters, and the second and third fiscal quarter costs and expenses will be higher as a percentage of net revenues than the first and fourth fiscal quarters. This seasonality will be mitigated by new educational programs which are offered throughout the year in new campuses in California, Georgia, Florida, northern Virginia, and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings under bank credit facilities. The Company executed a new $10 million revolving line of credit with a bank (the "Credit Agreement") on
March 25, 1999.   The Credit Agreement matures on April 30, 2001 but can be
extended beyond that date. Amounts outstanding bear interest at LIBOR plus 2.75%. The Credit Agreement replaced an existing $4.0 million bank credit facility. As a result of the addition of four new campuses in the seven months ended December 31, 1998, the Company experienced a decrease in cash and cash equivalents of approximately $3.1 million as compared to May 31, 1998.

     The increase in investing activities for the seven months ended December 31, 1998 compared to the seven months ended December 31, 1997 was principally due to the increase in the number of locations and curriculum licensing costs associated with the Company's expansion. Purchases of property, plant, and equipment for the seven months ended December 31, 1998 were approximately $3.7 million. Total purchases of property, plant, and equipment for the year ended December 31, 1999 are expected to range from $4.5 to $5.5 million. The increase from the seven months ended December 31, 1997 is due to: (1) the opening of four new campuses; (2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the seven months ended December 31, 1998, curriculum development costs totaled approximately $600,000. Curriculum development costs for the year ended December 31, 1999 are expected to be in the range of $500,000 to $1.0 million. The Company expects to fund capital expenditures for existing and new campuses through cash from operations and proceeds from the Credit Agreement, which has increased the Company's borrowing capacity.

     The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest payments, fund future acquisitions, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, and the Company's Credit Agreement. Management believes that such sources will be sufficient to meet the Company's capital requirements and operating needs for the next fiscal year. However, if there is a significant reduction of internally generated funds, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

     The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of December 31, 1998, the Company had approximately $474,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

YEAR 2000 READINESS

     The year 2000 problem arises from the fact that many existing information technology hardware and software systems and non-information technology products containing embedded microchip processors may not recognize the year 2000. Accordingly, problems may arise for such products and systems when processing information containing dates that fall after December 31, 1999.

     Some of the Company's computer information systems are not currently configured to recognize the year 2000. The Company has developed an assessment team, which has established testing procedures, has begun the testing of its computer information systems, and expects completion of this project by June of 1999.

     The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000 in the two digit date field. The Company anticipates that the information system will be fully operational before the year 2000 and that it will require a total of $2 million to develop and implement this integrated information system, although there can be no assurance that the new system will be implemented on a timely basis or that total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect on the year 2000 problem including, in a worst case scenario, relying on manual record keeping, until full compliance is achieved.

     The Company has reviewed its material relationships with third parties such as vendors and evaluated the consequences of third party year 2000 problems on the Company. The Company is requiring contract letters of compliance from all vendors. The Company does not believe year 2000 problems of these third parties pose a material risk to the Company. However, because the Company is in a regulated industry and indirectly relies on only a few sources for a substantial portion of its revenues, the Company is dependent upon those entities' efforts to address their own year 2000 issues. Should any such third parties experience year 2000 related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity, or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the Department of Education's computer systems. The Department of Education has stated that its systems will be year 2000 compliant in early calendar year 1999 and has set forth a calendar of when schools can test their systems for year 2000 compliance.

EFFECT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," is effective for the Company for the seven months ended December 31, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 in the current year as required.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is also effective for the Company for the seven months ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in financial statements. This statement did not affect the disclosures the Company provides.

     The Company adopted SFAS No. 128, "Earnings per Share," during the year ended May 31, 1998. In accordance with SFAS 128, the Company has presented both basic and diluted per share amounts in the 1998 and 1997 statements of operations presented.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) which requires costs of start-up activities and organization costs to be expensed as incurred. The Company wrote-off all pre-opening costs in December 1998.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No response is required to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this Report:

                                                                      PAGE
                                                                      ----

Independent Auditors' Report                                            33
Consolidated Balance Sheets                                             34
Consolidated Statements of Operations                                   35
Consolidated Statements of Changes in Shareholders' Equity              37

Consolidated Statements of Cash Flows                                    38
Notes to Consolidated Financial Statements                               40

INDEPENDENT AUDITORS' REPORT

Board of Directors of EduTrek International, Inc.:

We have audited the accompanying consolidated balance sheets of EduTrek International, Inc. (the "Company") and its subsidiaries as of December 31, 1998 and May 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 (date of formation) to May 31, 1997. We also audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of American European Corporation and subsidiaries (the Predecessor) for the period from June 1, 1996 to October 8, 1996 and for the year ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1998 and May 31, 1998 and the results of its operations and its cash flows for the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 (date of formation) to May 31, 1997, and the results of operations and cash flows of the Predecessor for the period from June 1, 1996 to October 8, 1996 and for the year ended May 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 25, 1999

                          EDUTREK INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               DECEMBER 31,                        MAY 31,
                                                                                  1998                              1998
                                                                              -------------                       ----------
ASSETS

Current assets
  Cash and cash equivalents                                                         $ 2,779                          $ 5,843
  Accounts receivable -- net of allowance of $277 and $190,
  respectively                                                                        3,054                            2,886
  Deferred income taxes                                                                 308                              130
  Income taxes receivable                                                               166
  Other                                                                               1,288                              759
                                                                              -------------                       ----------
Total current assets                                                                  7,595                            9,618
Property, plant, and equipment -- net of accumulated depreciation                    14,971                            5,729
Goodwill -- net of accumulated amortization of $2,292
  and $1,704, respectively                                                           38,369                           38,957
Deferred income taxes                                                                 2,496                              497
Other                                                                                 1,103                              968
                                                                              -------------                       ----------
                                                                                    $64,534                          $55,769
                                                                               ============                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                  $ 4,816                          $ 2,508
  Accrued expenses                                                                    1,632                              721
  Value-added tax payable                                                               473                              157
  Unearned revenues                                                                   8,477                            4,323
  Income taxes payable                                                                    0                            1,616
  Line of credit                                                                      1,820                                -
  Current maturities -- long-term debt                                                1,686                              574
                                                                               ------------                       ----------
Total current liabilities                                                            18,904                            9,899
Capital leases and other -- less current maturities                                   5,821                              667
Deferred rent                                                                           966                              849
Other liabilities                                                                        82                               60
                                                                               ------------                       ----------
Total liabilities                                                                    25,773                           11,475
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000 shares authorized, 4,362,605 and 4,335,401,
  issued and outstanding, respectively                                               36,611                           36,564
Common stock, Class B voting, ten votes per share, without par value,
  10,000,000 shares authorized, 6,293,000 issued and outstanding                      3,973                            3,973

Accumulated other comprehensive income                                                   24                               88
Retained earnings (accumulated deficit)                                              (1,847)                           3,669
                                                                                  ---------                       ----------
Total shareholders' equity                                                           38,761                           44,294
                                                                                  ---------                       ----------
                                                                                    $64,534                          $55,769
                                                                                  =========                       ==========

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                           THE COMPANY
                                                            ------------------------------------------------------------------------
                                                                 SEVEN MONTHS ENDED           YEAR ENDED    PERIOD FROM JULY 1, 1996
                                                                    DECEMBER 31,               MAY 31,       (DATE OF FORMATION) TO
                                                              1998                1997           1998             MAY 31, 1997
                                                            -------             -------       ----------    ------------------------
                                                                               (Unaudited)
Net revenues                                                $ 23,848            $19,174          $41,914          $    23,590
Costs and expenses:
   Cost of education and facilities                          12,775               8,263           16,927               9,014
   Selling and promotional expenses                           5,770               3,280            6,321               2,428
   General and administrative expenses                        9,189               5,948           10,516               5,468
   Acquisition costs                                              -                   -              487                   -
   Write-off of license fees and                              3,533                   -                -                   -
    accrual of termination costs (Note 8)
   Amortization of goodwill                                     588                 588            1,008                 696
                                                            -------             -------       ----------    ------------------------
     Total costs and expenses                                31,855              18,079           35,259              17,606
                                                            -------             -------       ----------    ------------------------

Income (loss) from campus operations                         (8,007)              1,095            6,655               5,984
Income from management agreement                                  -                  23               23                 479
                                                            -------             -------       ----------    ------------------------

Income (loss) from operations                                (8,007)              1,118            6,678               6,463
Interest expense                                                234               1,232            1,328               2,499
Other income -- net                                              64                  83            1,539                  20
                                                            -------             -------       ----------    ------------------------

Income (loss) before income taxes, minority
   interest, and extraordinary item                          (8,177)                (31)           6,889               3,984
Benefit (provision) for income taxes                          3,280                 (60)          (2,581)             (1,981)
                                                            -------             -------       ----------    ------------------------

Income (loss) before minority interest and
   extraordinary item                                        (4,897)                (91)           4,308               2,003
Minority interest in earnings of
   American University in Dubai                                (619)               (463)          (1,445)                  -
                                                            -------             -------       ----------    ------------------------

Income (loss) before extraordinary item                      (5,516)               (554)           2,863               2,003
Extraordinary loss less applicable income taxes                   -                (960)            (960)                  -
                                                            -------             -------       ----------    ------------------------

Net income (loss)                                           $(5,516)            $(1,514)         $ 1,903          $    2,003
                                                            =======             =======       ==========    ========================

Earnings Per Share:
Basic income (loss) per share before extraordinary item     $ (0.52)            $ (0.06)           $0.30          $     0.29
Basic net income (loss) per share                           $ (0.52)            $ (0.17)           $0.20          $     0.29

Diluted income (loss) per share before extraordinary item   $ (0.52)            $ (0.06)           $0.28          $     0.26
Diluted net income (loss) per share                         $ (0.52)            $ (0.17)           $0.19          $     0.26

Average shares outstanding                                   10,639               8,742            9,527               7,000
Dilutive effect:
      Warrants                                                    -                   -              240                 569
      Options                                                     -                   -              441                   -
                                                            -------             -------       ----------    ------------------------
                                                                                                     681                 569
                                                            -------             -------       ----------    ------------------------
Average shares outstanding assuming dilution                 10,639               8,742           10,208               7,569

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                                         THE PREDECESSOR
                                                                            -----------------------------------------
                                                                            PERIOD FROM JUNE 1,            YEAR ENDED
                                                                               1996 THROUGH                 MAY 31,
                                                                              OCTOBER 8, 1996                 1996
                                                                            -------------------            ----------
Net revenues                                                                         $  6,189                $26,493
Costs and expenses:
   Cost of education and facilities                                                     3,256                 11,144
   Selling and promotional expenses                                                     1,335                  3,614
   General and administrative expenses                                                  2,739                  6,677
   Rents paid to majority stockholders                                                     49                    150
                                                                            -------------------            ----------
     Total costs and expenses                                                           7,379                 21,585
                                                                            -------------------            ----------
Income (loss) from campus operations                                                   (1,190)                 4,908
Income (loss) from management agreement                                                   (21)                   127
                                                                            -------------------            ----------
Income (loss) from operations                                                          (1,211)                 5,035
Interest expense                                                                          258                    730
Other income -- net                                                                       164                    433
                                                                            -------------------            ----------
Income (loss) before income taxes, minority interest, and
   extraordinary item                                                                  (1,305)                 4,738
Provision for income taxes                                                                  -                   (107)
                                                                            -------------------            ----------
Net income (loss)                                                                    $ (1,305)               $ 4,631
                                                                            ===================            ==========

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                    STOCKHOLDERS'     COMPREHENSIVE     ACCUMULATED
PREDECESSOR                      COMMON STOCK    PAID-IN CAPITAL     NOTES             INCOME           DEFICIT           TOTAL
-----------                      ------------    ---------------    -------------     -------------     -----------     ---------
Balance -- May 31, 1995                $    1             $  434        $ (3,229)        $   67           $ (3,440)      $ (6,167)
Distribution to shareholders                                                                                (4,500)        (4,500)
Capital contributed
 by stockholder                                               43                                                               43
Net income                                                                                                   4,631          4,631
Foreign currency translation                                                                 35                                35
Notes receivable and
 advances from shareholders                                               (1,330)                                          (1,330)
                                 ------------    ---------------    -------------     -------------     -----------     ---------
Balance -- May 31, 1996                     1                477          (4,559)           102             (3,309)        (7,288)
Distribution to shareholders                                                                                (1,890)        (1,890)
Capital contributed
 by stockholder                                                                                              1,239          1,239
Comprehensive income:
  Net loss                                                                                                  (1,305)        (1,305)
  Foreign currency translation                                                              (18)                              (18)
                                                                                                                        ---------
                                                                                                                           (1,323)
Notes receivable and advances
 from shareholders                                                        (1,016)                                          (1,016)
                                 ------------    ---------------    -------------     -------------     -----------     ---------
Balance -- October 8, 1996             $    1             $  477        $ (5,575)        $   84           $ (5,265)      $(10,278)
                                 ============    ===============    =============     =============     ===========     =========

                                                                                             ACCUMULATED      RETAINED
                                       COMMON STOCK --                            COMMON        OTHER         EARNINGS
                                      NUMBER OF SHARES        COMMON STOCK        STOCK     COMPREHENSIVE   (ACCUMULATED
                                     -------------------    -----------------
COMPANY                              CLASS A     Class B    CLASS A   Class B    WARRANTS      INCOME         DEFICIT)      TOTAL
-------                              -------     -------    -------   -------    --------   -------------   ------------   --------
Issuance of common stock
 -- July 1, 1996                                   2,240              $1,000                                               $  1,000
Issuance of common stock in
 connection with the acquisition
 of EduTrek Systems, Inc.               105        1,995                                                       $  (237)        (237)

Sale of common stock in
 connection with
 acquisition of Predecessor                        2,100               3,000                                                  3,000
Issuance of common stock in
 exchange for certain fees              350                 $   500                                                             500

Issuance of warrants in
 connection with acquisition
 of Predecessor                                                                    $ 677                                        677
Issuance of common stock in
 exchange for stock of
 Predecessor                            210                     787                                                             787
Comprehensive income:
 Foreign currency translation                                                                      $ 147                        147
 Net income                                                                                                      2,003        2,003
                                                                                                                           --------
                                                                                                                              2,150
                                     -------     -------    -------   -------    --------   -------------   ------------   --------
Balance -- May 31, 1997                 665        6,335      1,287    4,000         677             147         1,766        7,877
Issuance of common stock net of
 initial public offering costs
 -- September 29, 1997                2,733                  34,560                                                          34,560
Conversion of warrants to
 common stock                           879                     677                 (677)                                         -

Conversion of Class B Common
 Stock to Class A Common Stock           42          (42)        27      (27)                                                     -

Issuance of common stock
 under stock option plan                 16                      13                                                              13

Comprehensive income:
 Foreign currency translation                                                                        (59)                       (59)

 Net income                                                                                                      1,903        1,903
                                                                                                                           --------
                                                                                                                              1,844
                                     -------     -------    -------   -------    --------   -------------   ------------   --------
Balance -- May 31, 1998               4,335        6,293     36,564    3,973           -              88         3,669       44,294
Issuance of common stock
 under stock option plan                 28                      47                                                              47
Comprehensive income:
 Foreign currency translation                                                                        (64)                       (64)
 Net loss                                                                                                       (5,516)      (5,516)
                                                                                                                           --------
                                                                                                                             (5,580)
                                     -------     -------    -------   -------    --------   -------------   ------------   --------
Balance -- December 31, 1998          4,363        6,293    $36,611   $3,973       $   -           $  24       $(1,847)    $ 38,761
                                     =======     =======    =======   =======    ========   =============   ============   ========

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            THE COMPANY
                                                                 -----------------------------------------------------------------
                                                                   SEVEN MONTHS ENDED
                                                                      DECEMBER 31,         YEAR ENDED    PERIOD FROM JULY 1, 1996
                                                                 -----------------------    MAY 31,       (DATE OF FORMATION) TO
                                                                    1998          1997        1998             MAY 31, 1997
                                                                 ---------     ---------   ---------     -------------------------
                                                                              (Unaudited)
Net income (loss)                                                $ (5,516)     $ (1,514)   $  1,903          $  2,003
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Write-off of license fees (Note 8)                              3,533             -           -                 -
    Write-off of pre-opening costs (Note 2)                           141             -           -                 -
    Depreciation and amortization                                   1,801         1,653       2,718             1,626
    Bad debt expense                                                  310           234         307               126
    Extraordinary loss                                                  -         1,600       1,600                 -
    Gain on sale of aircraft                                            -             -        (991)                -
    Amortization of loan discount                                       -            22          22               146
    Decrease (increase) in accounts receivable                       (477)       (1,450)     (2,920)            1,334
    (Increase) decrease in deferred taxes                          (2,177)            -        (137)              225
    Increase (decrease) in accounts payable and accrued
       liabilities                                                  3,216          (153)        561               796
    Increase (decrease) in unearned revenues                        4,154         4,386         325            (6,508)
    Increase (decrease) in value-added taxes payable                  316          (202)       (449)             (323)
    Increase (decrease) in income taxes payable                    (1,616)       (1,591)       (140)            1,537
    Other                                                            (991)         (259)       (113)              394
                                                                 ---------     ---------   ---------     -------------------------
 Net cash provided by operating activities                          2,694         2,726       2,686             1,356
                                                                 ---------     ---------   ---------     -------------------------
INVESTING ACTIVITIES
 Additions to licenses, pre-opening, and curriculum
  development costs                                                (3,552)         (836)     (1,440)                -
 Purchases of property, plant, and equipment                       (3,651)       (1,328)     (2,681)             (681)
 Sale of property, plant, and equipment                                 -             -       2,076                 -
 Acquisition of Predecessor                                             -             -           -           (30,747)
 Net increase in note receivable from related parties and
  former stockholders                                                   -             -           -                 -
                                                                 ---------     ---------   ---------     -------------------------
 Net cash used in investing activities                             (7,203)       (2,164)     (2,045)          (31,428)
                                                                 ---------     ---------   ---------     -------------------------
FINANCING ACTIVITIES
 Net receipts (payments) -- line-of-credit                          1,820        (3,000)          -              (938)
 Principal payments under capital lease                              (460)          (98)       (346)              (52)
 obligations
 Principal repayments on long-term debt                                54       (25,012)    (33,347)              (26)
 Proceeds from issuance of common stock                                 -        34,560      34,560             4,000
 Proceeds from long-term borrowings                                     -             -       4,043            29,117
 Increase in deferred loan costs                                        -             -           -            (1,321)
 Other                                                                 46            21        (400)                -
                                                                 ---------     ---------   ---------     -------------------------
 Net cash provided by financing activities                          1,460         6,471       4,510            30,780
                                                                 ---------     ---------   ---------     -------------------------

 Effect of exchange rate changes on cash                              (15)           32          14               (30)
                                                                 ---------     ---------   ---------     -------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (3,064)        7,065       5,165               678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,843           678         678                 -
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  2,779      $  7,743    $  5,843          $    678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                     $    150      $  1,439    $  1,567          $  1,690
    Income taxes                                                      679           989       2,047                45

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                    THE PREDECESSOR
                                                                                       -----------------------------------------
                                                                                       PERIOD FROM JUNE 1,       YEAR ENDED
                                                                                          1996 THROUGH            MAY 31,
                                                                                         OCTOBER 8, 1996            1996
                                                                                       -------------------       ---------------
Net income (loss)                                                                           $ (1,305)             $ 4,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                392                1,087
    Bad debt expense                                                                              69                  168
    Increase in accounts receivable                                                             (192)                (199)
    Decrease (increase) in accounts payable and accrued liabilities                             (461)                 391
    Increase in unearned revenues                                                              3,135                   30
    Increase in value-added taxes payable                                                        190                   13
    Decrease in income taxes payable                                                               -                  (58)
    Other                                                                                       (415)                (265)
                                                                                       -------------------       ---------------
  Net cash provided by operating activities                                                    1,413                5,798
                                                                                       -------------------       ---------------

INVESTING ACTIVITIES
  Purchases of property, plant, and equipment                                                   (118)              (1,434)
  Net increase in note receivable from related parties and former stockholders                  (170)              (1,228)
                                                                                       -------------------       ---------------
  Net cash used in investing activities                                                         (288)              (2,662)
                                                                                       -------------------       ---------------

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                             750                2,058
  Principal repayments on long-term debt                                                        (234)                (893)
  Principal payments under capital lease obligations                                             (94)                (148)
  Net receipts (payments) -- line-of-credit                                                      151                   (2)
  Distributions to stockholders                                                               (1,890)              (4,500)
  Capital contribution from stockholder                                                            -                   43
  Other                                                                                          120                    -
                                                                                       -------------------       ---------------
  Net cash used in financing activities                                                       (1,197)              (3,442)
                                                                                       -------------------       ---------------
  Effect of exchange rate changes on cash                                                        (12)                   8
                                                                                       -------------------       ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (84)                (298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   453                  751
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    369              $   453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                $    295              $   730
    Income taxes                                                                                                      107

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  COMPANY - AS OF DECEMBER 31, 1998 AND MAY 31, 1998 AND FOR THE SEVEN MONTHS DECEMBER 31, 1998 AND 1997 (UNAUDITED), THE YEAR ENDED MAY 31, 1998, AND THE
                                     PERIOD
  FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997, PREDECESSOR - FOR THE
                                     PERIOD
     FROM JUNE 1, 1996 TO OCTOBER 8, 1996, AND THE YEAR ENDED MAY 31, 1996

NOTE 1 - ORGANIZATION AND BUSINESS

     Organization - EduTrek International, Inc. (the "Company"), through its subsidiary American InterContinental University, Inc. ("AIU"), is a leading provider of career-oriented, internationally focused higher education programs. The Company operates campuses in Atlanta, the District of Columbia, Los Angeles, Miami, London, and Dubai, United Arab Emirates, with curricula focusing on international business, multimedia communications, design, and information technology. AIU is accredited by the Commission on Colleges of the Southern Association of Colleges and Schools.

     Acquisition - The Company, formerly known as E Holdings, Inc., was organized by Mr. Steve Bostic, the Company's current Chairman and Chief Executive Officer, on July 1, 1996 for the purpose of acquiring all of the capital stock of EduTrek Systems, Inc. ("EduTrek Systems") (a company also controlled by Mr. Bostic), AIU, formerly known as American European Corporation, and American College in London, Ltd. U.S., as well as 85% of the membership interests of American European Middle East Corporation, L.L.C ("AEMEC" which, together with AIU, Inc. and American College in London, Ltd., U.S. are collectively referred to herein as the "Predecessor"). On October 8, 1996, the Company acquired the capital stock and membership interests of the Predecessor which, prior to its acquisition, operated The American College, now known as AIU. The purchase price for the acquisition of the Predecessor was approximately $38.0 million. Also on October 8, 1996, the Company acquired all of the issued and outstanding capital stock of EduTrek Systems for an aggregate of 105,000 shares of Class A Common Stock and 1,995,000 shares of Class B Common Stock.

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

     Current assets                            $ 3.9
     Property, plant, and equipment              3.1
     Goodwill                                   40.4
     Other assets                                2.1
     Liabilities assumed                        13.0

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the results of the acquisition of the Predecessor for the period from July 1, 1996 to May 31, 1997 as if the acquisition had occurred as of July 1, 1996:

        Net revenue                    $27,926,000

          Net income                                  $   276,000
          Basic income per share                      $      0.04
          Diluted income per share                    $      0.03


     Public Offering - On September 29, 1997, the Company completed an initial public offering of 2,990,000 shares of its Class A Common Stock, of which 2,732,890 shares were sold by the Company, including 390,000 shares sold as the result of the Underwriter's exercise of an over-allotment option, at $14 per share, which after underwriting discounts and commissions and payment of offering expenses raised $34,560,000 for the Company. The Company used $28,571,000 of the proceeds to retire long-term debt and related accrued and unpaid interest incurred in connection with the acquisition, $620,000 to repay short-term indebtedness outstanding under the Revolving Loan, and the remaining net proceeds of $5,369,000 were used for general corporate purposes, including increased working capital requirements of the Company resulting from its growth.

     Government Regulation - The Company and AIU are subject to extensive regulation by federal, state, and foreign governmental agencies, and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the U.S. Department of Education (the "Regulations") set forth numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs"). For example, the HEA and Regulations: (i) establish certain financial responsibility and administrative capability, (ii) establish maximum acceptable rates of default by students on federally guaranteed or funded student loans,
(iii) restrict the ability of a school or its parent corporation to engage in certain types of transactions that would result in a change in ownership and control of that school or corporation, (iv) limit the proportion of school revenues that may be derived from Title IV Programs, and (v) prohibit the payment of certain types of incentives to personnel engaged in student recruiting and admissions activities.

     With the enactment of the Higher Education Amendments of 1992, proprietary schools, such as AIU, would cease to be eligible to participate in Title IV Programs if on a cash basis of accounting, more than 85% of its revenues from eligible programs for the prior fiscal year were derived from Title IV Programs. This was known as the 85/15 Rule. The percentages have been changed to 90/10 with the enactment of the Higher Education Amendments of 1998 for any fiscal year containing the October 1, 1998 effective date. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Each year, every institution participating in Title IV Programs must submit consolidated financial statements demonstrating compliance with this standard. For the year ended May 31, 1998, 29% of AIU's revenues were derived from Title IV Programs. The Company regularly monitors compliance with this requirement in order to minimize the risk that AIU would derive more than 90% of its revenues from Title IV Programs for any fiscal year. If AIU appears likely to approach the 90% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

     Other - The Company effected a 7 for 1 stock split in June 1997. All share and per share data information in the accompanying 1998 and 1997 consolidated financial statements have been restated to reflect the stock split as if such had occurred as of the earliest period presented.

     Also in June 1997, one warrant holder exercised its option to purchase 257,110 shares of Class A Common Stock at an exercise price of $.0014 per share. In September 1997, another warrant holder exercised its option to purchase 444,318 shares of Class A Common Stock at the same exercise price.

     In December 1997, one warrant holder exercised its option to purchase 177,723 shares of Class A Common Stock at an exercise price of $.0014 per share. There are no remaining warrants outstanding.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Change in Fiscal Year - During the seven months ended December 31, 1998, the Board of Directors adopted a change in the fiscal year end of the Company from May 31 to December 31. The

Company historically experienced seasonality in its results of operations as a result of lower student enrollments in the summer terms. This seasonality will be mitigated by new educational programs which are offered throughout the year, thereby decreasing seasonality and the need for a May 31 year end.

     Principles of Consolidation - Effective September 1, 1997, AEMEC entered into an agreement with Middle East Colleges, Ltd. ("MEC") to modify certain aspects of their joint venture agreement relating to the operation of the American University in Dubai ("Dubai"). These modifications give effective control of the joint venture to AEMEC as defined in Statement of Financial Accounting Standards ("SFAS") 94, "Consolidation of All Majority-Owned Subsidiaries," and require consolidation of the financial statements of Dubai with those of the Company as of September 1, 1997. Prior to this date, AEMEC's portion of the net income from Dubai had been reported in the income statement of the Company as "income from management agreement." Effective September 1, 1997, the Company records MEC's ownership interest in the joint venture of 49.9% as minority interest in the consolidated financial statements.

     The consolidated financial statements include the accounts of the Company, AIU, Inc., the American College in London Ltd. U.S., AEMEC, Dubai, and the American College in London, Ltd., a registered British corporation that is wholly owned by The American College in London, Ltd. U.S. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers cash equivalents to be all demand deposits and highly liquid unrestricted investments with an original maturity of three months or less which can be readily converted to cash on demand without penalty.

     Cash at December 31, 1998 and May 31, 1998 includes approximately $474,000 and $218,000, respectively, which is restricted to expenditures for scholarships and other awards to students. A corresponding liability has been recorded for these funds until they are disbursed.

     Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Prior to its sale, the aircraft was depreciated over 10 years on the double declining balance method (see note 4). Depreciation for all other property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets.

     Intangible Assets - Goodwill is amortized over 40 years using the straight-line method.

     Curriculum Development Costs - The Company's policy is to capitalize direct costs incurred in the production of and improvements to educational courses. These direct costs, which are included in other assets, primarily include salaries for staff directly engaged in the curriculum development process and are amortized over a three year period beginning in the month the courses are placed into service.

     Pre-opening Costs - The Company's policy was to capitalize all pre-opening costs, except those costs related to advertising, prior to the commencement of a new educational program. Pre-opening costs were amortized over twelve months upon commencement of a new program. American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) requires the Company to expense all pre-opening costs as incurred and to write off any pre-opening costs included on the balance sheet beginning in January 1999 or earlier. The Company wrote-off the remaining deferred pre-opening costs of $141,000 in December 1998.

     Licenses - The Company capitalizes license fees and amortizes the fees over the life of the agreement. During the year ended May 31, 1998, the Company capitalized and began amortizing a

$450,000 license fee paid to ITI Education Corporation ("ITI") for the use of an information technology curriculum in the Masters of Information Technology program in Atlanta, GA. Also during the year ended May 31, 1998, the Company entered into a ten year license agreement with ITI Learning Systems, Inc. (a wholly-owned subsidiary of ITI) for the use of an information technology curriculum at subsequent locations. The cost of this license was $750,000 which was paid in July 1998. The license fee for subsequent locations in the District of Columbia, Los Angeles, and Miami was $900,000 per location and was paid during the seven months ended December 31, 1998.

     The Company has decided to phase out the licensed ITI curriculum in favor of its own internally developed information technology curriculum and to negotiate the termination of the licensing agreement. As a result, the Company has elected to write-off related license fees during the seven months ended December 31, 1998 (see note 8).

     Impairment of Long-Lived Assets - All long-lived assets are evaluated for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under this method, the Company is required to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All long-lived assets to be disposed of will be reported at the lower of carrying amount or fair value less cost to sell.

     Revenue Recognition - Revenue is recognized when all educational related services have been performed. The Company records accounts receivable and related unearned revenue when students are billed for tuition, fees, and dorm payments.

     Unearned Revenues - Unearned revenues represent the portion of student tuition, fees, and dorm payments received in advance of services being performed.

     Deferred Rent - The Company records rent expense under operating leases with escalating rent payments by amortizing the total operating lease obligation over the lease term on a straight-line basis.

     Income Taxes - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

     Earnings Per Share - Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and warrants.

     New Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is effective for the Company for the seven months ended December 31, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 in the current year as required.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is also effective for the Company for the seven months ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in financial statements. This statement did not significantly alter the disclosures the Company provides.

     The Company adopted SFAS No. 128, "Earnings per Share," during the year ended May 31, 1998. In accordance with SFAS 128, the Company has presented both basic and diluted per share amounts in the 1998 and 1997 statements of operations presented. SFAS 128 is effective for annual financial statements for periods ending after December 15, 1997 and requires the Company to change the method previously used to compute earnings per share and to restate all prior periods. As such, the Company has conformed the 1998 and 1997 reported amounts to the provisions of SFAS 128.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

     Foreign Currency Translation - Assets and liabilities of the Company's United Kingdom operations are translated from Pounds Sterling into U.S. dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of shareholders' equity and comprehensive income (see note 13).

     Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Company in accordance with SFAS 107, "Disclosures About Fair Values of Financial Instruments," and has concluded that substantially all of the Company's financial instruments have terms such that their book value approximates fair value.

     Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

NOTE 3 - OTHER CURRENT ASSETS

     Other current assets at December 31, 1998 and May 31, 1998 consist of the following (in thousands):

                                                              December 31, 1998      May 31, 1998
                                                            ---------------------  ----------------
   Prepaid expenses                                                        $1,248              $511
   Pre-opening costs                                                            -               212
   Other                                                                       40                36
                                                                           ------              ----
                                                                           $1,288              $759
                                                                           ======              ====

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1998 and May 31, 1998 is summarized as follows (in thousands):

                                                              December 31, 1998      May 31, 1998
                                                            ---------------------  ----------------
   Furniture, fixtures, and equipment                                     $11,754            $4,396
   Leasehold improvements                                                   4,683             1,896
   Library books                                                              653               551
   Other                                                                        -               256
                                                                          -------            ------
                                                                           17,090             7,099
   Less accumulated depreciation and amortization                           2,119             1,370
                                                                          -------            ------
                                                                          $14,971            $5,729
                                                                          =======            ======

     Depreciation expense for property, plant, and equipment was $887,000, $580,000 (unaudited), $1,275,000, $766,000, $1,225,000, and $391,000 for the
seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, the year ended May 31, 1996, and the period from June 1, 1996 to October 8, 1996, respectively.

NOTE 5 - CAPITAL LEASES AND OTHER

     Capital leases and other at December 31, 1998 and May 31, 1998 is summarized as follows (in thousands):

                                                               December 31, 1998      May 31, 1998
                                                               -------------------  ----------------
   Capital lease obligations                                                $7,167            $  955
   Directors and officers insurance and other (matures
        in 1999)                                                               340               286
                                                               -------------------  ----------------
                                                                             7,507             1,241
   Less current portion                                                      1,686               574
                                                               -------------------  ----------------
                                                                            $5,821            $  667
                                                               ===================  ================

     At December 31, 1998, the Company had $1.8 million borrowed against its $4.0 million line of credit. At May 31, 1998, the Company had no amount borrowed against its $3.0 million line of credit. Amounts outstanding bear interest at 9.5%.

     The extraordinary loss of $960,000, during the year ended May 31, 1998, net of taxes ($1,600,000 less the related income tax effect of $640,000) is from the retirement of the Company's term loan with NationsBank, N.A. and its subordinate debt with Stratford Capital Partners, L.P. and GMM Investors SBIC, L.P. The funds used to retire the debt represent a portion of the proceeds from the sale of 2,990,000 shares of the Company's Class A Common Stock.

NOTE 6 - EMPLOYEE BENEFIT PLAN

     The Company maintains a qualified 401(k) Plan available to full-time employees who meet the Plan's eligibility requirements. This Plan, which is a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on an allocated portion of a discretionary annual contribution. Company contributions to the Plan for matching of employee contributions were approximately $50,000, $44,000 (unaudited), $77,000, $51,000, and $44,000 for the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, and the year ended May 31, 1996, respectively.

NOTE 7 - LEASES

     The Company leases office and classroom space, dormitories, and various items of equipment under lease agreements with varying expiration dates through December 2009. Many of the lease agreements contain renewal clauses with various terms; however, none of the leases contain any significant restrictions. Several of the lease agreements contain provisions for rent escalations which are either tied to the Consumer Price Index or require a specific percentage increase annually. These leases are classified as operating leases.

     The Company also leases various other assets under agreements which are classified as capital leases. The net book value of these assets at December 31, 1998 and May 31, 1998 was as follows (in thousands):

                                                           December 31, 1998      May 31, 1998
                                                           -------------------  ----------------
   Furniture, fixtures, and equipment                                   $8,129            $1,454
   Less accumulated amortization                                           605               291
                                                           -------------------  ----------------
                                                                        $7,524            $1,163
                                                           ===================  ================

     For the years ending December 31, future minimum lease payments and present value of net minimum lease payments under capital leases and future minimum lease payments under noncancellable operating leases are as follows:

                                                                      Capital          Operating
   Year ending December 31:                                            Leases           Leases
                                                                  ----------------  ---------------
   1999                                                               $1,984,290      $ 8,551,935
   2000                                                                1,798,972        8,678,284

   2001                                              1,643,891        8,312,805
   2002                                              1,371,438        8,024,421
   2003                                              1,347,486        7,273,863
   Thereafter                                          947,744       39,188,434
                                                     ---------      -----------
        Total minimum lease payments                 9,093,821      $80,029,742
                                                                    ===========
   Less amount representing interest                 1,926,804
                                                     ---------
        Present value of net minimum lease payments  7,167,017
                                                     =========

     Rent expense incurred for the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, the period from June 1, 1996 to October 8, 1996, and the year ended May 31, 1996 under all operating leases was approximately $3,472,500, $2,883,800 (unaudited), $5,444,000, $3,101,000, $1,337,000, and $3,997,800, respectively.

NOTE 8 - WRITE-OFF OF LICENSE FEES AND ACCRUAL OF TERMINATION COSTS

     During the year ended May 31, 1998, the Company and ITI entered into an agreement whereby the Company licensed information technology curriculum from ITI. The Company's practice was to capitalize and then amortize over ten years license fees paid to ITI. The Company has decided to phase out the licensed ITI curriculum in favor of its own internally developed information technology curriculum and to negotiate the termination of the licensing agreement. As a result, the Company has elected to write-off related license fees of $3,333,000 during the seven months ended December 31, 1998. The estimated phase-out costs range from $200,000 to $500,000; management believes the ultimate cost to phase-out this curriculum agreement will be $200,000, which has been accrued during the seven months ended December 31, 1998.

NOTE 9 - CONSULTING AND EMPLOYMENT AGREEMENTS

     In connection with the acquisition of the Predecessor, the Company entered into consulting and employment agreements with the selling shareholders and other officers of American European. The Company also entered into an employment agreement with an officer of the Company. For the seven months ended December 31, 1998 and 1997 and the years ended May 31, 1998 and 1997, such payments, which were charged to operations, totaled $464,000, $459,000 (unaudited), $716,000, and $705,000, respectively. Future payments under these agreements for the years ending December 31 are as follows (in thousands):

          1999                 $525
          2000                  525
          2001                  435
          2002                   41

     Of the above amounts, approximately $536,000 of future payments relate to a continuing officer of the Company. Amounts paid to such officer totaled approximately $96,250, $96,250 (unaudited), $165,000, and $27,500 for the seven months ended December 31, 1998 and 1997 and for the years ended May 31, 1998 and 1997, respectively.

NOTE 10 - INCOME TAXES

     Income tax expense for the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997 consists of (in thousands):

                                             Seven Months Ended                Year Ended May 31,
                                                                     --------------------------------------
                                             December 31, 1998              1998                1997
                                         --------------------------  ------------------  ------------------
Current:
   Federal                                       $(1,103)                  $2,238               $1,423
   State                                               0                      480                  333
                                                 -------                   ------               ------
    Total current (benefit) provision             (1,103)                   2,718                1,756

Deferred:
   Federal                                     (1,600)               (117)                 194
   State                                         (577)                (20)                  31
                                              -------              ------               ------
      Total deferred (benefit) provision       (2,177)               (137)                 225
                                              -------              ------               ------
      Total (benefit) provision               $(3,280)             $2,581                1,981
                                              =======              ======               ======

     The following is a reconciliation of the statutory tax rate to the Company's effective tax rate for the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997:

                                           Seven Months Ended                   Year Ended May 31,
                                                                       -------------------------------------
                                            December 31, 1998                 1998               1997
                                    ---------------------------------  ------------------  -----------------
Statutory rate                                   34.00%                       34.00%              34.00%
State income taxes (net of
   Federal benefit)                               4.30%                        4.40%               6.03%
Permanent differences:
     Nondeductible goodwill                      (2.28%)                       4.97%               9.69%
     Nontaxable foreign earnings
       of minority interest                       2.82%                       (5.90%)
     Other                                       (2.35%)
                                                 -----                        -----               -----
          Effective rate                         40.11%                       37.47%              49.72%
                                                 =====                        =====               =====

     The deferred income tax provision of $60,000 (unaudited) for the seven months ended December 31, 1997 is primarily a result of nondeductible goodwill of $588,000 and nontaxable foreign earnings of minority interest of $463,000.

     The effects of temporary differences which gave rise to the deferred tax asset and liability at December 31, 1998 and May 31, 1998, respectively, are as follows (in thousands):

                                                 December 31, 1998                     May 31, 1998
                                         ------------------------------      --------------------------------
                                             Current        Long-term            Current         Long-term
                                         --------------   -------------      ---------------  ----------------
Deferred tax assets arising from:
     Net operating loss carryforward                           $2,112
     Unearned revenue                          $217                                  $ 94
     Deferred rent                                                384                                   $376
     Other                                       91                                    73                121
Deferred tax liabilities                                                              (37)
                                               ----            ------                ----               ----
                                               $308            $2,496                $130               $497
                                               ====            ======                ====               ====

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

     Significant components of the provision for income taxes for the period from June 1, 1996 to October 8, 1996 and the year ended May 31, 1996 are as follows (in thousands):

                                                    Period from June 1, 1996             Year Ended
                                                       to October 8, 1996               May 31, 1996
                                                 -----------------------------     --------------------
Domestic                                                 $   -                                $ 23

Foreign                                                           -                                  84
                                                   ---------------------------      -------------------
                                                              $   -                                $107
                                                   ===========================      ===================

NOTE 11 - U.S. AND FOREIGN OPERATIONS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for the Company for the seven months ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in financial statements. SFAS No. 131 uses the management approach for determining what operating segment information to report. The management approach is based on the way that management organizes the operating segments within the Company for making decisions and assessing performance. The Company operates solely in the education industry, and management makes decisions and assesses performance based on the geographic locations of its campuses. Therefore, the Company has elected to report segment information based on geographic areas.

     The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. The Company's operations in Dubai represented management fees from a management agreement through August 1997 and consolidated operations since September 1, 1997 (see note 2). Net revenues and income (loss) from operations by geographic area for the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, and the period from October 8, 1996 (date of acquisition of the Predecessor) to May 31, 1997 and identifiable assets by geographic area at December 31, 1998 and 1997 and May 31, 1998 and 1997 are as follows (in thousands):

                                   Seven Months Ended December 31,    Year Ended May 31,
                                  ---------------------------------  -------------------
                                       1998             1997           1998       1997
                                  --------------  -----------------  ---------  --------
                                                     (Unaudited)
Net revenues:
     United States                     $ 13,981         $10,172       $22,453     $13,437
     United Kingdom                       6,990           7,272        14,595      10,153
     Dubai, UAE                           2,877           1,730         4,866           -
     Home Office                              -               -             -           -
                                       --------         -------       -------     -------
          Total                        $ 23,848         $19,174       $41,914     $23,590
                                       ========         =======       =======     =======
Income (loss) from operations:
     United States                     $      6         $ 3,219       $ 8,089     $10,533
     United Kingdom                       1,826           2,606         5,873       4,385
     Dubai, UAE                             959             739         2,257         479
     Home Office                        (10,798)         (5,446)       (9,541)     (8,934)
                                       --------         -------       -------     -------
          Total                        $ (8,007)        $ 1,118       $ 6,678     $ 6,463
                                       ========         =======       =======     =======
Identifiable assets:
     United States                     $ 60,938         $52,054       $52,725     $46,141
     United Kingdom                       2,753           2,242         2,216       1,530
     Dubai, UAE                           1,780           1,607           828           -
     Home Office                              -               -             -           -
                                       --------         -------       -------     -------
          Total                        $ 65,471         $55,903       $55,769     $47,671
                                       ========         =======       =======     =======

NOTE 12 - STOCK OPTION PLAN

     The Company has a stock incentive plan (the "Plan") for key employees and directors under which it may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, or performance awards of Class A Common Stock or cash. The maximum number of shares of Class A Common Stock which can be issued through awards granted under the Plan is 1,200,000.

     Incentive stock options granted under the Plan expire on the tenth anniversary of the date the option is granted or the fifth anniversary of the date the option is granted in the event that the individual grantee owns more than 10% of the total voting power of all classes of stock of the Company.

     On December 14, 1998, the Company repriced all stock options, with the exception of the March 1997 stock options, to an exercise price of $6.50 per share, which was above the fair market value of the stock on that date. In the seven months ended December 31, 1998, fixed stock options to purchase an aggregate of 69,000 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at a weighted average exercise price of $6.50 per share which was above the fair market value at the repricing date. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant.

     In the seven months ended December 31, 1998, the Company issued 18,000 fixed stock options at an exercise price of $6.50 per share, which was above the fair market value of the stock, to selected members of the Board of Directors.

     In the seven months ended December 31, 1997, fixed stock options to purchase an aggregate of 99,644 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at a weighted average exercise price of $6.50 per share which was above the fair market value at the repricing date. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant.

     In the year ended May 31, 1998, fixed stock options to purchase an aggregate of 299,644 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at a weighted average exercise price of $6.50 per share which was above the fair market value at the repricing date. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant.

     In March 1997, incentive stock options to purchase an aggregate of 415,877 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at $.77 per share which was the fair market value at the grant date. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant. Of these options, 35,000 vest contingent on the Company meeting certain financial goals (the "performance options"). The likelihood of these 35,000 performance options vesting was estimated to be 100% and these were not considered variable options.

     The estimated weighted average fair value of options granted during the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997 was $5.32, $6.51 (unaudited), $7.82, and $1.07, respectively. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, additional compensation expense of $306,000, $79,000 (unaudited), $425,000, and $13,200 would have been recorded for the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, respectively. Accordingly, the Company's net income and earnings per share for the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                        Seven Months Ended December 31,                  Year Ended May 31,
                                 ----------------------------------------------  -----------------------------------
                                          1998                    1997                 1998               1997
                                 ----------------------  ----------------------  -----------------  ----------------
                                                              (Unaudited)
Net income (loss):
     As reported                           $(5,516,000)            $(1,514,000)         $1,903,000        $2,002,690
     Pro forma                             $(5,822,000)            $(1,593,000)         $1,478,000        $1,989,490
Basic net income (loss) per
     share:
     As reported                           $     (0.52)            $     (0.17)         $     0.20        $     0.29
     Pro forma                             $     (0.55)            $     (0.18)         $     0.16        $     0.28
Diluted net income (loss) per
     share:

     As reported                           $     (0.52)            $     (0.17)         $     0.19        $     0.26
     Pro forma                             $     (0.55)            $     (0.18)         $     0.14        $     0.26

     The fair value of options granted under the Plan during the above periods was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for the seven months ended December 31, 1998 and 1997, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997:

                                             Seven Months Ended December 31,                    Year Ended May 31,
                                     ------------------------------------------------  ------------------------------------
                                              1998                     1997                  1998               1997
                                     -----------------------  -----------------------  -----------------  -----------------
                                                                   (Unaudited)
Expected volatility                             48.6%                    52.9%              52.6%                 0%
Risk-free interest rate                          4.9%                     5.9%               5.8%               6.2%
Dividend yield                                     0%                       0%                 0%                 0%
Expected life                                   3.74                     2.80               3.97               3.91
Annual forfeiture rate                             3%                       3%                 3%                 3%

     The following tables set forth activity in the Company's Plan:

                                                All Subsequent Options                 Initial (March 31, 1997) Options
                                         -------------------------------------       ------------------------------------
                                                            Weighted Average                          Weighted Average
                                             Shares          Exercise Price             Shares         Exercise Price
                                         --------------    -------------------       ------------     -------------------
Outstanding , June 1, 1996
     Granted                                                                             415,877             $0.7714
                                                                                         -------
Outstanding, May 31, 1997                                                                415,877             $0.7714
     Granted                                   299,644              $17.065
     Exercised                                                                           (16,360)            $0.7714
     Canceled                                                                             (1,400)            $0.7714
                                               -------                                   -------
Outstanding May 31, 1998                       299,644              $17.065              398,117             $0.7714
     Granted                                    87,000              $12.460
     Exercised                                  (2,000)             $14.000              (22,204)            $0.7714
     Canceled                                  (59,000)             $14.711              (16,380)            $0.7714
                                               -------                                   -------
Outstanding December 31, 1998                  325,644              $ 6.500              359,533             $0.7714
                                               =======                                   =======
Exercisable December 31, 1998                   11,929              $ 6.500               71,907             $0.7714

     Exercise price for options outstanding as of December 31, 1998 ranged from $.7714 to $6.50. The weighted average remaining contractual life of those options is 8.72 years.

NOTE 13 - COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" is effective for the Company for the seven months ended December 31, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 in the current year as required. The components of comprehensive income are as follows (in thousands):

                                             Seven Months Ended December 31,                  Year Ended May 31,
                                     -----------------------------------------------  -----------------------------------
                                              1998                    1997                  1998               1997
                                     ----------------------  -----------------------  -----------------  ----------------
                                                                  (Unaudited)
Net income (loss)                                  $(5,516)                 $(1,514)            $1,903             $2,003
Change in equity due to foreign

   currency translation adjustments                    (64)            (26)         (59)         147
                                                   -------         -------       ------       ------
Comprehensive income (loss)                        $(5,580)        $(1,540)      $1,844       $2,150
                                                   =======         =======       ======       ======

NOTE 14 - SUBSEQUENT EVENTS

     In March 1999, the Company entered into a ten year lease for a 17,800 square foot space in northern Virginia for a new campus. The Company begins its occupancy in June 1999 and will incur rent payments of approximately $250,000 for the year ended December 31, 1999 and approximately $500,000 each year thereafter.

     Also in March 1999, the Company entered into a ten year lease for a 21,000 square foot space in Miami, Florida for its permanent facility. The Company begins its occupancy in September 1999 and will incur rent payments of approximately $100,000 for the year ended December 31, 1999 and approximately $350,000 each year thereafter.

     On March 25, 1999, the Company executed a new $10 million bank credit agreement (the "Credit Agreement"). The Credit Agreement matures on April 30, 2001 but can be extended beyond this date. Amounts outstanding bear interest at LIBOR plus 2.75%. This new Credit Agreement replaced an existing $4.0 million bank credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no occurrence requiring a response to this item.

                                   PART III

          Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement"). The Company will, within 120 days of December 31, 1998, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and auditors' report have been filed with Item 8 in Part II of this Report.

                                                                         PAGE
                                                                         ----

       Independent Auditors' Report                                        33
       Consolidated Balance Sheets                                         34
       Consolidated Statements of Operations                               35
       Consolidated Statements of Changes in Shareholders' Equity          37
       Consolidated Statements of Cash Flows                               38
       Notes to Consolidated Financial Statements                          40

(a)(2) Financial Statement Schedules. All financial statement schedules are omitted as the required information is inapplicable.

(a)(3) Exhibits. The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, either (i) the Company's registration statement on Form S-1, Registration Number 333-29603, as amended, declared effective by the Securities and Exchange Commission on September 23, 1997 (the "S-1"); (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (the "2/28/98 10-Q"); or (iii) the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 ("May 1998 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit Number                                              Description
----------------------------  -----------------------------------------------------------------------
*  2.1                        Stock Purchase Agreement dated July 25, 1996 by and between EduTrek
                              International, Ltd., Thomas J. Barnette and Phillip J. Markert
                              relating to the acquisition of the Predecessor (S-1)
*  3(i)                       Articles of Incorporation (S-1)
*  3(i).1                     Articles of Amendment to Articles of Incorporation, dated September 6,
                              1996 (S-1)
*  3(i).2                     Articles of Amendment to Articles of Incorporation, dated June 17,
                              1996 (S-1)
*  3(ii)                      Bylaws (S-1)
*  4.1                        Specimen Certificate of Class A Common Stock (S-1)
   10.1                       Amended and Restated 1997 Incentive Plan
*  10.3                       Form of Incentive Stock Option Agreement (S-1)
*  10.4                       Form of Non-qualified Stock Option Agreement (S-1)
   10.5                       Credit Agreement dated as of March 25, 1999 by and between the Company and First Union National Bank
   10.6                       Office Lease dated June 19, 1998 between the Company and W9/WLA Real
                              Estate Limited Partnership
   10.6.1                     First Amendment dated September 4, 1998 to Office Lease dated June 19,
                              1998 between the Company and W9/WLA Real Estate Limited Partnership
*  10.7                       Employment Agreement, dated March 21, 1997, by and between E Holdings,
                              Inc. and Stephen G. Franklin, Sr. (S-1)
*  10.10                      Agreement, dated October 1, 1995, by and between American Middle East
                              Corporation, LLC and Middle East College, Ltd., relating to the formation and operation of the University's campus in Dubai (S-1)
*  10.10.1                    Agreement, dated September 1, 1997, relating to Agreements, dated
                              October 1, 1995 and January 24, 1996, by and between American Middle
                              East Corporation, LLC and Middle East College, Ltd., relating to the formation and operation of the University's campus in Dubai (May 1998
                              10-K)
*  10.11                      Financial Operations Agreement, dated October 1, 1995, by and between
                              American European Middle East Corporation, LLC and Middle East
                              Colleges, Ltd., relating to the operation of the University's campus in Dubai (S-1)

*  10.12                      Memorandum of Understanding, dated January 24, 1996, by and between
                              American European Middle East Corporation, LLC and Middle East
                              Colleges, Ltd. (S-1)
*  10.14                      Anti-Dilution Rights Agreement, dated October 8, 1996, by and between
                              E Holdings, Inc. and Phillip J. Markert (S-1)
*  10.15                      Agent Agreement, dated March 13, 1996, by and between Target Marketing
                              Systems, Inc. and EduTrek Systems, Inc. (S-1)
*  10.16                      License Agreement, dated July 26, 1997, by and between ITI Learning

                              Systems, Inc., American European Corporation and the Company (S-1)
*  10.17                      Lease:  Embassy Row 500 Between EduTrek International, Inc., a Georgia
                              Corporation (Tenant) and a Maryland Corporation (Landlord) (2/28/98
                              10-Q)
*  10.18                      Lease Agreement dated June 30, 1998 between 1770 G Street Limited
                              Partnership and American Intercontinental University, Inc. (May 1998
                              10-K)
*  21.1                       Subsidiaries of the Registrant (S-1)
   23.1                       Independent Auditors' Consent
   24.1                       Power of Attorney of Stephen G. Franklin, Sr.
   24.2                       Power of Attorney of Paul D. Beckham
   24.3                       Power of Attorney of Fred C. Davison
   24.4                       Power of Attorney of Ronald P. Hogan
   24.5                       Power of Attorney of Gaylen D. Kemp
   24.6                       Power of Attorney of Gerald Tellefsen
   24.7                       Power of Attorney of J. Robert Fitzgerald
   27.1                       Financial Data Schedule (SEC only)

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the month ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EDUTREK INTERNATIONAL, INC.


Date:  March 30, 1999             By: /s/ Steve Bostic
                                      ----------------------------------------
                                      Steve Bostic, Chairman and
                                      Chief Executive Officer
                                      (principal executive officer)

Date:  March 30, 1999             By: /s/ Daniel D. Moore
                                      ----------------------------------------
                                      Daniel D. Moore, Chief Financial
                                      Officer (principal financial and
                                      accounting officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                 Title                                 Date
         ---------                                 -----                                 ----
                                        Chairman and Chief Executive                March 30, 1999
/s/  Steve Bostic                                Officer
----------------------------
Steve Bostic

/s/   Daniel D. Moore                     Chief Financial Officer                   March 30, 1999
----------------------------
Daniel D. Moore

                                     President, Chief Academic Officer              March 30, 1999
*                                               and Director
----------------------------
Stephen G. Franklin, Sr.

*                                                 Director                          March 30, 1999
----------------------------
Paul D. Beckham

*                                                 Director                          March 30, 1999
----------------------------
Fred C. Davison

*                                                 Director                          March 30, 1999
----------------------------
Ronald P. Hogan

*                                                 Director                          March 30, 1999
----------------------------
Gaylen D. Kemp

             *                                    Director                          March 30, 1999
----------------------------
Gerald Tellefsen

*                                                 Director                          March 30, 1999
----------------------------
J. Robert Fitzgerald

*  By: /s/ Daniel D. Moore
       ----------------------
       Daniel D. Moore,
       as Attorney in fact pursuant to Powers
       of Attorney filed as exhibits to this Report

                                 EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION
--------------
10.1                       Amended and Restated 1997 Incentive Plan
10.5                       Credit Agreement dated as of March 25, 1999 by and
                           between the Company and First Union National Bank
10.6                       Office Lease dated June 19, 1998 between the Company
                           and W9/WLA Real Estate Limited Partnership
10.6.1                     First Amendment dated September 4, 1998 to Office
                           Lease dated June 19, 1998 between the Company and
                           W9/WLA Real Estate Limited Partnership
23.1                       Independent Auditors' Consent
24.1                       Power of Attorney of Stephen G. Franklin, Sr.
24.2                       Power of Attorney of Paul D. Beckham
24.3                       Power of Attorney of Fred C. Davison
24.4                       Power of Attorney of Ronald P. Hogan
24.5                       Power of Attorney of Gaylen D. Kemp
24.6                       Power of Attorney of Gerald Tellefsen
24.7                       Power of Attorney of J. Robert Fitzgerald
27.1                       Financial Data Schedule (SEC only)