Form 10-Q
period 1999-03-31
EDUTREK INT INC
filed 1999-05-14
CIK 1041075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
March 31, 1999                                                           0-23021


                          EDUTREK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                               58-2255472
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia            30328
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

                      Yes   X        No
                          -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value per share          4,460,735 shares
-------------------------------------------------  -----------------------------
                   Class                           Outstanding at April 30, 1999

Class B Common Stock, without par value per share          6,293,000 shares
-------------------------------------------------  -----------------------------
                   Class                           Outstanding at April 30, 1999

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
Item 1.      Financial Statements


                          EDUTREK INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          1999            1998
                                                                                        ---------      ------------
                                                                                       (unaudited)
ASSETS

Current assets
      Cash and cash equivalents                                                          $  4,233         $  2,779
      Accounts receivable -- net of allowance of $409 and $277, respectively                4,438            3,054
      Deferred income taxes                                                                   308              308
      Income taxes receivable                                                                 166              166
      Other                                                                                 1,043            1,288
                                                                                         --------         --------
Total current assets                                                                       10,188            7,595
Property, plant, and equipment -- net of accumulated depreciation                          17,577           14,971
Goodwill -- net of accumulated amortization of $2,544 and $2,292, respectively             38,116           38,369
Deferred income taxes                                                                       2,599            2,496
Other                                                                                       1,303            1,103
                                                                                         --------         --------
                                                                                         $ 69,783         $ 64,534
                                                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                   $  3,130         $  4,816
      Accrued expenses                                                                      2,531            1,632
      Value-added tax payable                                                                 439              473
      Unearned revenues                                                                     8,658            8,477
      Line of credit                                                                        6,920            1,820
      Current maturities -- long-term debt                                                  1,802            1,686
                                                                                         --------         --------
Total current liabilities                                                                  23,480           18,904
Capital leases and other -- less current maturities                                         6,726            5,821
Deferred rent                                                                                 970              966
Other liabilities                                                                             251               82
                                                                                         --------         --------
Total liabilities                                                                          31,427           25,773
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
      shares authorized, 4,377,795 and 4,362,605 issued and outstanding, respectively      36,622           36,611
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
      shares authorized, 6,293,000 issued and outstanding                                   3,973            3,973
Accumulated other comprehensive income                                                         14               24
Accumulated deficit                                                                        (2,253)          (1,847)
                                                                                         --------         --------
Total shareholders' equity                                                                 38,356           38,761
                                                                                         --------         --------
                                                                                         $ 69,783         $ 64,534
                                                                                         ========         ========


                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)




                                                                THREE MONTHS ENDED MARCH 31,
                                                                     1999          1998
                                                                ------------   -------------
                                                                 (unaudited)    (unaudited)

Net revenues                                                       $ 16,733       $ 13,522
Costs and expenses:
     Cost of education and facilities                                 8,570          5,184
     Selling and promotional expenses                                 2,938          1,842
     General and administrative expenses                              4,562          2,430
     Acquisition costs                                                   --            180
     Amortization of goodwill                                           252            252
                                                                   --------       --------
         Total costs and expenses                                    16,322          9,888
                                                                   --------       --------
Income from operations                                                  411          3,634
Interest expense                                                        255             62
Other income -- net                                                      32             82
                                                                   --------       --------
Income before income taxes and minority interest                        188          3,654
Income tax benefit (provision)                                          103         (1,365)
                                                                   --------       --------
Income before minority interest                                         291          2,289
Minority interest in earnings of American University in Dubai          (697)          (625)
                                                                   --------       --------
Net income (loss)                                                  $   (406)      $  1,664
                                                                   ========       ========


Earnings (Loss) Per Share:
Basic net income (loss) per share                                  $  (0.04)      $   0.16
Diluted net income (loss) per share                                $  (0.04)      $   0.15

Average shares outstanding                                           10,661         10,616
Dilutive effect:
     Warrants                                                            --             --
     Options                                                             --            437
                                                                   --------       --------
                                                                         --            437
                                                                   --------       --------
Average shares outstanding assuming dilution                         10,661         11,053


                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               1999            1998
                                                                           ------------    ------------
                                                                            (unaudited)     (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                                             $  (406)        $ 1,664
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                              815             595
       Bad debt expense                                                           131              45
       Increase in accounts receivable                                         (1,516)         (3,211)
       Increase (decrease) in accounts payable and accrued liabilities           (787)            445
       Increase in unearned revenues                                              181           1,790
       Increase (decrease) in value-added taxes payable                           (34)             89
       Increase in income taxes payable                                            --             196
       Other                                                                      286             251
                                                                              -------         -------
    Net cah provided by (used in) operating activities                         (1,330)          1,864
                                                                              -------         -------

INVESTING ACTIVITIES
    Additions to curriculum development costs                                    (198)           (376)
    Purchases of property, plant, and equipment                                (1,615)           (819)
                                                                              -------         -------
    Net cash used in investing activities                                      (1,813)         (1,195)
                                                                              -------         -------

FINANCING ACTIVITIES
    Net receipts -- line of credit                                              5,100              --
    Principal payments under capital lease obligations                           (370)            (67)
    Principal repayments on long-term debt                                       (130)           (162)
    Other                                                                          12               5
                                                                              -------         -------
    Net cash provided by (used in) financing activities                         4,612            (224)
                                                                              -------         -------

    Effect of exchange rate changes on cash                                       (16)              9
                                                                              -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,453             454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,779           7,743
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 4,232         $ 8,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                               $   275         $    29
       Income taxes                                                                --           1,168
    Non-cash investing activities:
       Acquisition of property through capital leases                           1,521             105


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

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Transition Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The components of comprehensive income are as follows (in thousands):

                                                                                Three Months Ended March 31,
                                                                                   1999               1998
                                                                                 --------           --------
   Net income (loss)                                                             $  (406)           $  1,664
   Change in equity due to foreign currency translation adjustments                  (10)                (19)
                                                                                 -------            --------
   Comprehensive income (loss)                                                   $  (416)           $  1,645
                                                                                 ========           ========


Note 3 - U.S. and Foreign Operations

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments and related information in financial statements. SFAS No. 131 uses the management approach for determining what operating segment information to report. The management approach is based on the way that management organizes the operating segments within the Company for making decisions and assessing performance. The Company operates solely in the education industry, and management makes decisions and assesses performance based on the geographic locations of its campuses. Therefore, the Company has elected to report segment information based on geographic areas.

         The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. Net revenues and income (loss) from operations by geographic area for the three months ended March 31, 1999 and 1998 and identifiable assets by geographic area at March 31, 1999 and December 31, 1998 are as follows (in thousands):

                                                         Three Months Ended March 31,
                                         --------------------------------------------------------------
                                                     1999                             1998
                                         ------------------------------    ----------------------------
Net revenues:
   United States                                              $  9,752                        $ $7,052
   United Kingdom                                                4,794                           4,514
   Dubai, UAE                                                    2,187                           1,956
   Home Office                                                       -                               -
                                                              --------                        --------
      Total                                                   $ 16,733                        $ 13,522
                                                              ========                        ========

Income (loss) from operations:
   United States                                              $    568                        $  2,616
   United Kingdom                                                2,112                           2,084
   Dubai, UAE                                                    1,072                             965
   Home Office                                                  (3,341)                         (2,031)
                                                              --------                        --------
      Total                                                   $    411                        $  3,634
                                                              ========                        ========

                                                March 31, 1999                  December 31, 1998
                                         ------------------------------    ----------------------------
Identifiable assets:
   United States                                               $64,346                         $60,001
   United Kingdom                                                3,222                           2,753
   Dubai, UAE                                                    2,215                           1,780
   Home Office                                                       -                               -
                                                               -------                         -------
      Total                                                    $69,783                         $64,534
                                                               =======                         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto for the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Company's Transition Report on Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 1999 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended December 31.

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules, and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, changes in student enrollment, and other factors set forth in this Quarterly Report on Form 10-Q and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                        1999            1998
                                                                       ------          ------
STATEMENT OF OPERATIONS DATA:
Net revenues                                                            100.0%          100.0%
     Cost of education and facilities                                    51.2            38.3
     Selling and promotional expenses                                    17.6            13.6
     General and administrative expenses                                 27.3            18.0
     Acquisition costs                                                    0.0             1.3
     Amortization of goodwill                                             1.5             1.9
                                                                       ------          ------
          Total costs and expenses                                       97.6            73.1
Income from operations                                                    2.4            26.9
Interest expense                                                          1.5             0.5
Other income - net                                                        0.2             0.6
                                                                       ------          ------
Loss before income taxes and minority interest                            1.1            27.0
Income tax benefit (provision)                                            0.6           (10.1)
                                                                       ------          ------
Income before minority interest                                           1.7            16.9
Minority interest in earnings of American University in Dubai            (4.2)           (4.6)
                                                                       ------          ------
Net income (loss)                                                        (2.5%)          12.3%
                                                                       ======          ======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

NET REVENUES. Net revenues increased by approximately $3.2 million or 23.7% from $13.5 million for the three months ended March 31, 1998 (the "1998 period") to $16.7 million for the three months ended March 31, 1999 (the "1999 period"). The increase in net revenues was due to a tuition increase and an increase in student enrollments, including the opening of new campuses in California, Georgia, Florida, and the District of Columbia.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $3.4 million or 65.3% from $5.2 million in the 1998 period to $8.6 million in the 1999 period. Education costs increased approximately $2.4 million or 74.2% from $3.3 million in the 1998 period to $5.7 million in the 1999 period due to salary, courseware, and other education costs at the Company's new campuses. Facility costs increased approximately $1.0 million or 50.0% from $1.9 million in the 1998 period to $2.9 in the 1999 period due to the opening of the Company's new campuses. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues from 38.3% in the 1998 period to 51.2% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $1.1 million or 59.5% from $1.8 million in the 1998 period to $2.9 million in the 1999 period. The increase was due to increases in salary and other selling and promotional expenses related to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students at the Company's new campuses. As a percentage of net revenues, selling and promotional expenses increased from 13.6% in the 1998 period to 17.6% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.2 million or 93.5% from $2.4 million in the 1998 period to $4.6 million in the 1999 period. The increase was primarily due to additions of personnel at the new campuses and the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased from 18.0% in the 1998 period to 27.3% in the 1999 period.

ACQUISITION COSTS. Acquisition costs include $180,000 of accounting, legal, and other costs in the 1998 period associated with the then planned combination with ITI Education Corporation ("ITI"). In March 1998, the Company and ITI announced that their planned combination was terminated in favor of amended and expanded licensing arrangements under which the Company acquired rights to ITI's information technology curriculum. The remaining acquisition costs of $307,000 were incurred in April and May of 1998. There were no acquisition costs in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $252,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $193,000 in the 1999 period as a result of increased outstanding borrowings under the Company's revolving line of credit during the 1999 period compared to the 1998 period.

OTHER INCOME - NET. Other income - net remained relatively constant during the three month 1999 and 1998 periods.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $72,000 or 11.5% due to an increase in Dubai's operating income.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of $406,000 for the 1999 period compared to net income of $1.7 million for the 1998 period.

SEASONALITY

         The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the Company's second and third fiscal quarter enrollments and related revenues generally are lower than the first and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer. Second and third fiscal quarter costs and expenses are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal second and third fiscal quarter declines in net revenues. This seasonality will be mitigated by new educational programs which are offered throughout the year in new campuses in California, Georgia, Florida, northern Virginia, and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings under bank credit facilities. The Company executed a new $10 million revolving line of credit with a bank (the "Credit Agreement") on March 25, 1999. The Credit Agreement matures on April 30, 2001 but can be extended beyond that date. Amounts outstanding bear interest at LIBOR plus 2.75%. The Credit Agreement replaced an existing $4.0 million bank credit facility. At March 31, 1998, the Company had outstanding borrowings under the Credit Agreement of $6.9 million.

         The increase in investing activities for the 1999 period compared to the 1998 period was principally due to the increase in the number of locations. Purchases of property, plant, and equipment for the 1999 period were approximately $1.6 million. Total purchases of property, plant, and equipment for the year ended December 31, 1999 are expected to range from $4.5 to $5.5 million due to (1) the opening of new campuses in northern Virginia and Dubai;
(2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the three months ended March 31, 1999, curriculum development costs totaled approximately $198,000. Curriculum development costs for the year ended December 31, 1999 are expected to be in the range of $500,000 to $1.0 million. The Company expects to fund capital expenditures for existing and new campuses through cash from operations and proceeds from the Credit Agreement.

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

         The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 1999, the Company had approximately $45,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

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

         The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000. The Company anticipates that the information system will be fully operational before the year 2000 and that it will require a total of $2 million to develop and implement this integrated information system, although there can be no assurance that the new system will be implemented on a timely basis or that total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect on the year 2000 problem including, in a worst case scenario, relying on manual record keeping, until full compliance is achieved.

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDUTREK INTERNATIONAL, INC.


Date:  May 13, 1999                     By: /s/  Steve Bostic
                                            --------------------------------
                                            Steve Bostic, President and
                                            Chief Executive Officer
                                            (principal executive officer)



Date:  May 13, 1999                     By: /s/  Daniel D. Moore
                                            --------------------------------
                                            Daniel D. Moore, Chief Financial
                                            Officer (principal financial and
                                            accounting officer)