Form 10-Q
period 1999-06-30
EDUTREK INT INC
filed 1999-08-16
CIK 1041075

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
June 30, 1999                                                            0-23021


                           EDUTREK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                            58-2255472
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia            30328
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

                   Yes   [X]                                No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value                 4,454,188 shares
---------------------------------------          ------------------------------
                Class                            Outstanding at August 9, 1999

Class B Common Stock, without par value                 6,293,000 shares
---------------------------------------          ------------------------------
                Class                            Outstanding at August 9, 1999

                           EduTrek International, Inc.
                                 Form 10-Q Index



                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                          1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         6
Item 3.  Qualitative and Quantitative Disclosures About Market Risk                                   11

PART II. - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders                                          12

Item 6.  Exhibits and Reports on Form 8-K                                                             12

PART I  --   FINANCIAL INFORMATION
Item 1.      Financial Statements


                           EDUTREK INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1999             1998
                                                                                          ------------      ------------
                                                                                           (unaudited)
ASSETS

Current assets
      Cash and cash equivalents                                                              $  2,962         $  2,779
      Accounts receivable -- net of allowance of $533 and $277, respectively                    3,867            3,054
      Deferred income taxes                                                                       308              308
      Income taxes receivable                                                                     397              166
      Other                                                                                     1,300            1,288
                                                                                             --------         --------
Total current assets                                                                            8,834            7,595
Property, plant, and equipment -- net of accumulated depreciation                              18,700           14,971
Goodwill -- net of accumulated amortization of $2,797 and $2,292, respectively                 37,863           38,369
Deferred income taxes                                                                           3,149            2,496
Other                                                                                           1,886            1,103
                                                                                             ========         ========
                                                                                             $ 70,432         $ 64,534
                                                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                       $  4,060         $  4,816
      Accrued expenses                                                                          2,684            1,632
      Accrued related party transactions (see note 5)                                             247                0
      Value-added tax payable                                                                     477              473
      Unearned revenues                                                                         5,274            8,477
      Line of credit (see note 4)                                                              10,600            1,820
      Current maturities -- long-term debt                                                      1,914            1,686
                                                                                             --------         --------
Total current liabilities                                                                      25,256           18,904
Capital leases and other--less current maturities                                               7,293            5,821
Deferred rent                                                                                     962              966
Other liabilities                                                                                 174               82
                                                                                             --------         --------
Total liabilities                                                                              33,685           25,773
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
      shares authorized, 4,484,048 and 4,362,605 issued and outstanding, respectively          36,696           36,611
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
      shares authorized, 6,293,000 issued and outstanding                                       3,973            3,973
Accumulated other comprehensive income                                                             (4)              24
Accumulated deficit                                                                            (3,918)          (1,847)
                                                                                             --------         --------
Total shareholders' equity                                                                     36,747           38,761
                                                                                             ========         ========
                                                                                             $ 70,432         $ 64,534
                                                                                             ========         ========


                 See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                                                      THREE MONTHS ENDED JUNE 30,
                                                                          1999          1998
                                                                      ---------------------------
                                                                      (unaudited)    (unaudited)
Net revenues                                                            $ 15,305      $ 12,100
Costs and expenses:
    Cost of education and facilities                                       8,223         5,075
    Selling and promotional expenses                                       3,718         1,932
    General and administrative expenses                                    4,928         3,313
    Acquisition costs                                                          -           307
    Amortization of goodwill                                                 252           252
                                                                        ----------------------
      Total costs and expenses                                            17,121        10,879
                                                                        ----------------------
Income (loss) from operations                                             (1,816)        1,221
Interest expense                                                             362            27
Other income -- net                                                           52         1,391
                                                                        ----------------------
Income (loss) before income taxes and minority interest                   (2,126)        2,585
Income tax benefit (provision)                                               942          (911)
                                                                        ----------------------
Income (loss) before minority interest                                    (1,184)        1,674
Minority interest in earnings of American University in Dubai               (481)         (375)
                                                                        ----------------------
Net income (loss)                                                       $ (1,665)      $ 1,299
                                                                        ======================


Earnings (Loss) Per Share:
Basic net income (loss) per share                                       $  (0.15)      $  0.12
Diluted net income (loss) per share                                     $  (0.15)      $  0.12

Average shares outstanding                                                10,743        10,627
Dilutive effect:
    Options                                                                    -           493
                                                                        ----------------------
                                                                               -           493
                                                                        ----------------------
Average shares outstanding assuming dilution                              10,743        11,120





                                                                      SIX MONTHS ENDED JUNE 30,
                                                                          1999          1998
                                                                     ---------------------------
                                                                       (unaudited)   (unaudited)
Net revenues                                                            $ 32,038      $ 25,622
Costs and expenses:
    Cost of education and facilities                                      16,793        10,259
    Selling and promotional expenses                                       6,656         3,774
    General and administrative expenses                                    9,490         5,743
    Acquisition costs                                                          -           487
    Amortization of goodwill                                                 504           504
                                                                        ----------------------
      Total costs and expenses                                            33,443        20,767
                                                                        ----------------------
Income (loss) from operations                                             (1,405)        4,855
Interest expense                                                             617            89
Other income -- net                                                           84         1,473
                                                                        ----------------------
Income (loss) before income taxes and minority interest                   (1,938)        6,239
Income tax benefit (provision)                                             1,045        (2,276)
                                                                        ----------------------
Income (loss) before minority interest                                      (893)        3,963
Minority interest in earnings of American University in Dubai             (1,178)       (1,000)
                                                                        ----------------------
Net income (loss)                                                       $ (2,071)      $ 2,963
                                                                        ======================


Earnings (Loss) Per Share:
Basic net income (loss) per share                                       $  (0.19)      $  0.28
Diluted net income (loss) per share                                     $  (0.19)      $  0.27

Average shares outstanding                                                10,702        10,622
Dilutive effect:
    Options                                                                    -           465
                                                                        ----------------------
                                                                               -           465
                                                                        ----------------------
Average shares outstanding assuming dilution                              10,702        11,086


                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             1999            1998
                                                                          -----------     ----------
                                                                          (unaudited)     (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                                           $(2,071)        $ 2,963
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                          1,748           1,306
       Bad debt expense                                                         255              98
       Increase in accounts receivable                                       (1,069)         (1,067)
       Decrease (increase) in prepaid expenses and other receivables           (899)            135
       Increase in accounts payable and accrued liabilities                     543             204
       Decrease in unearned revenues                                         (3,203)         (3,926)
       Increase (decrease) in value-added taxes payable                           4            (182)
       Increase in income taxes payable                                          --             924
       Other                                                                     63            (975)
                                                                            -------         -------
    Net cash used in operating activities                                    (4,629)           (520)
                                                                            -------         -------

INVESTING ACTIVITIES
    Additions to curriculum development costs                                  (692)         (1,564)
    Purchases of property, plant, and equipment                              (2,108)            421
                                                                            -------         -------
    Net cash used in investing activities                                    (2,800)         (1,143)
                                                                            -------         -------

FINANCING ACTIVITIES
    Borrowings - Net                                                          8,780              --
    Principal payments under capital lease obligations                         (751)           (181)
    Principal repayments on long-term debt                                     (243)         (1,720)
    Other                                                                      (136)              8
                                                                            -------         -------
    Net cash provided by (used in) financing activities                       7,650          (1,893)
                                                                            -------         -------

    Effect of exchange rate changes on cash                                     (38)            (17)
                                                                            -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            183          (3,573)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,779           7,743
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 2,962         $ 4,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                             $   492         $    56
       Income taxes                                                              --           1,296
    Non-cash investing activities:
       Acquisition of property through capital leases                         2,694             477


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

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Transition Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The components of comprehensive income are as follows (in thousands):


                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
                                               1999            1998            1999            1998
                                             -------         -------         -------         -------
Net income (loss)                            $(1,665)        $ 1,299         $(2,071)        $ 2,963
Change in equity due to foreign
     currency translation adjustments            (19)            (40)            (28)            (59)
                                             -------         -------         -------         -------
Comprehensive income (loss)                  $(1,684)        $ 1,259         $(2,099)        $ 2,904
                                             =======         =======         =======         =======



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

         The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. Net revenues and income (loss) from operations by geographic area for the three and six months ended June 30, 1999 and 1998 and identifiable assets by geographic area at June 30, 1999 and December 31, 1998 are as follows (in thousands):


                                     Three Months Ended June 30,        Six Months Ended June 30,
                                     ---------------------------        -------------------------
                                        1999             1998             1999             1998
                                      --------         --------         --------         --------
Net revenues:
   United States                      $  9,966         $  6,781         $ 19,718         $ 13,833
   United Kingdom                        3,616            3,784            8,410            8,298
   Dubai, UAE                            1,723            1,535            3,910            3,491
   Home Office                              --               --               --               --
                                      --------         --------         --------         --------
      Total                           $ 15,305         $ 12,100         $ 32,038         $ 25,622
                                      ========         ========         ========         ========

Income (loss) from operations:
   United States                      $   (369)        $  2,161         $    199         $  4,777
   United Kingdom                        1,191            1,464            3,303            3,548
   Dubai, UAE                              744              580            1,816            1,545
   Home Office                          (3,382)          (2,984)          (6,723)          (5,015)
                                      --------         --------         --------         --------
      Total                           $ (1,816)        $  1,221         $ (1,405)        $  4,855
                                      ========         ========         ========         ========


                                   June 30, 1999  December 31, 1998
                                   -------------  -----------------
Identifiable assets:
   United States                      $ 66,447         $ 60,001
   United Kingdom                        2,605            2,753
   Dubai, UAE                            1,380            1,780
   Home Office                               -                -
                                      --------         --------
      Total                           $ 70,432         $ 64,534
                                      ========         ========

Note 4 - Line of Credit

         The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings under bank credit facilities. The Company has a $10 million revolving line of credit with a bank (the "Credit Agreement") which matures on April 30, 2001. Amounts outstanding bear interest at LIBOR plus 2.75%. At August 9, 1999, the Company had outstanding borrowings under the Credit Agreement of $8.1 million. In addition, the Company has issued $1.9 million in letters of credit against the Credit Agreement. These letters of credit are required as security under building leases in Los Angeles, Washington D.C., and Miami.

         On May 25, 1999, the Company amended the Credit Agreement to provide for an additional revolving line of credit with the same bank. This additional line of credit was added to improve working capital flexibility during the Company's second and third quarters, which are the Company's lower enrollment periods. The additional line of credit provides borrowing up to a maximum additional amount of $3.3 million for the period ending August 31, 1999 reducing to $2.8 million for the month of September, $2.3 million for the month of October, and $1.3 million for November and December. The additional line of credit expires on December 31, 1999. Amounts outstanding bear interest at the prime rate plus 2%. At August 9, 1999 the Company had outstanding borrowings under the additional line of credit of $3.3 million.

         On August 16, 1999, the Company entered into another amendment to the Credit Agreement which revised the net worth covenant and waived certain other financial covenants for the months of July through December 1999 and the quarter ending September 30, 1999. Also, an agreement in principle has been reached with another lender to obtain an additional $1.3 million by August 31, 1999. Subject to this additional funding, the Company's primary bank has agreed in principle to: (i) amend the Credit Agreement to extend the expiration of the additional $3.3 million line of credit until February 29, 2000; (ii) extend the maximum amount of borrowing ($3.3 million) to September 30, 1999 with monthly reductions of $500,000 thereafter until the expiration on February 29, 2000. The Company believes that it will obtain the additional funding, although there can be no assurance that it will.

Note 5  - Related Party Transactions

         Three members of the family of the Company's Chairman and Chief Executive Officer terminated their employment with EduTrek International, Inc. during the three months ended June 30, 1999. Termination payments of approximately $274,000 were accrued in June 1999 with payments scheduled through May 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto for the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Company's Transition Report on Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 1999 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended December 31.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company:

                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   -------------------------
                                                                     1999         1998             1999          1998
                                                                     -----        -----            -----         -----
Net revenues                                                         100.0        100.0            100.0         100.0
Costs and expenses:
    Cost of education and facilities                                  53.7         41.9             52.4          40.0
    Selling and promotional expenses                                  24.3         16.0             20.8          14.7
    General and administrative expenses                               32.2         27.4             29.6          22.4
    Acquisition costs                                                  0.0          2.5              0.0           1.9
    Amortization of goodwill                                           1.6          2.1              1.6           2.0
                                                                    ------       ------           ------        ------
      Total costs and expenses                                       111.9         89.9            104.4          81.1
                                                                    ------       ------           ------        ------
Income (loss) from operations                                        (11.9)        10.1             (4.4)         18.9
Interest expense                                                       2.4          0.2              1.9           0.3
Other income -- net                                                    0.3         11.5              0.3           5.7
                                                                    ------       ------           ------        ------
Income (loss) before income taxes and minority interest              (13.9)        21.4             (6.0)         24.4
Income tax benefit (provision)                                         6.2         (7.5)             3.3          (8.9)
                                                                    ------       ------           ------        ------
Income (loss) before minority interest                                (7.7)        13.8             (2.8)         15.5
Minority interest in earnings of American University in Dubai         (3.1)        (3.1)            (3.7)         (3.9)
                                                                    ------       ------           ------        ------
Net income (loss)                                                    (10.9)        10.7             (6.5)         11.6

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

NET REVENUES. Net revenues increased by approximately $3.2 million or 26.5% from $12.1 million for the three months ended June 30, 1998 (the "1998 period") to $15.3 million for the three months ended June 30, 1999 (the "1999 period"). The increase in net revenues was due to a tuition increase and an increase in student enrollments, including the opening of new campuses in California, Georgia, Florida, and the District of Columbia.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $3.1 million or 62.0% from $5.1 million in the 1998 period to $8.2 million in the 1999 period. Education costs increased approximately $2.4 million or 71.6% from $3.3 million in the 1998 period to $5.7 million in the 1999 period due to salary, courseware, and other education costs at the Company's new campuses. Facility costs increased approximately $777,000 or 44.1% from $1.8 million in the 1998 period to $2.6 million in the 1999 period due to the opening of the Company's new campuses. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues from 41.9% in the 1998 period to 53.7% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $1.8 million or 92.4% from $1.9 million in the 1998 period to $3.7 million in the 1999 period. The increase was due to increases in salary and other selling and promotional expenses related to the opening of new campuses and to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students at the Company's new campuses. As a percentage of net revenues, selling and promotional expenses increased from 16.0% in the 1998 period to 24.3% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $1.6 million or 48.7% from $3.3 million in the 1998 period to $4.9 million in the 1999 period. The increase was primarily due to additions of personnel at the new campuses and the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased from 27.4% in the 1998 period to 32.2% in the 1999 period.

ACQUISITION COSTS. Acquisition costs consisted of approximately $307,000 of accounting, legal, and other costs in the 1998 period associated with the then planned combination with ITI Education Corporation ("ITI"). In March 1998, the Company and ITI announced that the planned combination was terminated. There were no acquisition costs in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $252,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $335,000 from $27,000 in the 1998 period to $362,000 in the 1999 period as a result of increased outstanding borrowings under the Company's revolving line of credit during the 1999 period compared to the 1998 period.

OTHER INCOME - NET. Other income - net decreased approximately $1.3 million or 96.3% in the 1999 period from the 1998 period. During the 1998 period, Other income-net included the sale of the company aircraft and tax recoveries. There were no similar items in the 1999 period.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $106,000 or 28.3% from the 1998 period to the 1999 period due to an increase in operating income at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of approximately $1.7 million for the 1999 period compared to net income of approximately $1.3 million for the 1998 period.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

NET REVENUES. Net revenues increased by approximately $6.4 million or 25.0% from $25.6 million for the six months ended June 30, 1998 (the "1998 six-month period") to $32.0 million for the six months ended June 30, 1999 (the "1999 six-month period"). The increase in net revenues was due to a tuition increase and an increase in student enrollments, including the opening of new campuses in California, Georgia, Florida, and the District of Columbia.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $6.5 million or 63.7% from $10.3 million in the 1998 period to $16.8 million in the 1999 period. Education costs increased approximately $4.8 million or 72.9% from $6.6 million in the 1998 period to $11.4 million in the 1999 period due to salary, courseware, and other education costs at the Company's new campuses. Facility costs increased approximately $1.7 million or 47.2% from $3.7 million in the 1998 period to $5.4 million in the 1999 period due to the opening of the Company's new campuses. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues from 40.0% in the 1998 period to 52.4% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $2.9 million or 76.4% from $3.8 million in the 1998 period to $6.7 million in the 1999 period. The increase was due to increases in salary and other selling and promotional expenses related to the opening of new campuses and to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students at the Company's new campuses. As a percentage of net revenues, selling and promotional expenses increased from 14.7% in the 1998 period to 20.8% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $3.8 million or 65.2% from $5.7 million in the 1998 period to $9.5 million in the 1999 period. The increase was primarily due to additions of personnel at the new campuses and the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased from 22.4% in the 1998 period to 29.6% in the 1999 period.

ACQUISITION COSTS. Acquisition costs consisted of $487,000 of accounting, legal, and other costs in the 1998 period associated with the then planned combination with ITI. In March 1998, the Company and ITI announced that the planned combination was terminated. There were no acquisition costs in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $504,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $528,000 from $89,000 in the 1998 period to $617,000 in the 1999 period as a result of increased outstanding borrowings under the Company's revolving line of credit during the 1999 period compared to the 1998 period.

OTHER INCOME - NET. Other income - net decreased approximately $1.4 million or 94.3% in the 1999 period from the 1998 period. During the 1998 period, Other income - net included the sale of the company aircraft and tax recoveries. There were no similar items in the 1999 period.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $178,000 or 17.8% due to an increase in operating income at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of approximately $2.1 million for the 1999 period compared to net income of approximately $3.0 million for the 1998 period.

SEASONALITY

         The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the Company's second and third fiscal quarter enrollments and related revenues generally are lower than the first and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer. Second and third fiscal quarter costs and expenses are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal second and third fiscal quarter declines in net revenues. The Company believes that this seasonality will be mitigated by new educational programs which are offered throughout the year in new campuses in California, Georgia, Florida, northern Virginia, and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings under bank credit facilities. The Company has a $10 million revolving line of credit with a bank (the "Credit Agreement") which matures on April 30, 2001. Amounts outstanding bear interest at LIBOR plus 2.75%. At August 9, 1999, the Company had outstanding borrowings under the Credit Agreement of $8.1 million. In addition, the Company has issued $1.9 million in letters of credit against the Credit Agreement. These letters of credit are required as security under building leases in Los Angeles, Washington D.C., and Miami.

         On May 25, 1999, the Company amended the Credit Agreement to provide for an additional revolving line of credit with the same bank. This additional line of credit was added to improve working capital flexibility during the Company's second and third quarters, which are the Company's lower enrollment periods. The additional line of credit provides borrowing up to a maximum additional amount of $3.3 million for the period ending August 31, 1999 reducing to $2.8 million for the month of September, $2.3 million for the month of October, and $1.3 million for November and December. The additional line of credit expires on December 31, 1999. Amounts outstanding bear interest at the prime rate plus 2%. At August 9, 1999 the Company had outstanding borrowings under the additional line of credit of $3.3 million.

         On August 16, 1999, the Company entered into another amendment to the Credit Agreement which revised the net worth covenant and waived certain other financial covenants for the months of July through December 1999 and the quarter ending September 30, 1999. Also, an agreement in principle has been reached with another lender to obtain an additional $1.3 million by August 31, 1999. Subject to this additional funding, the Company's primary bank has agreed in principle to: (i) amend the Credit Agreement to extend the expiration of the additional $3.3 million line of credit until February 29, 2000; (ii) extend the maximum amount of borrowing ($3.3 million) to September 30, 1999 with monthly reductions of $500,000 thereafter until the expiration on February 29, 2000. The Company believes that it will obtain the additional funding, although there can be no assurance that it will.

         The Company has been working for several months to install a new student billing system at its Dunwoody, Georgia campus. The system installation is complete and all student billing records are being reconciled. However, as a result of the system implementation and reconciliation process combined with a large influx of students, the processing of student financial aid has slowed considerably creating a backlog of over $2.0 million in accounts receivable adding pressure to the Company's cash position. It is expected that this backlog will be substantially alleviated by September 30, 1999.

         Net cash used in investing activities increased from $1.1 million in the 1998 six-month period to $2.8 million in the 1999 six-month period. The increase in investing activities was principally due to the increase in the number of locations. Purchases of property, plant, and equipment for the 1999 period were approximately $2.1 million compared to $421,000 for the 1998 six-month period. Total purchases of property, plant, and equipment for the year ended December 31, 1999 are expected to range from $3.7 to $4.3 million due to
(1) the completion of the build-out of the Washington, D.C. and Miami campuses
(2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the six months ended June 30, 1999 curriculum development costs totaled approximately $692,000. Curriculum development costs for the year ended December 31, 1999 are expected to be in the range of $1.3 million to $1.5 million. The Company expects to fund capital expenditures for existing and new campuses through cash from operations and proceeds from the Credit Agreement.

         The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest and principal payments, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, and the Company's Credit Agreement. Management believes that such sources, augmented through the implementation of the agreements in principle for additional financing discussed above, and reduction of student accounts receivables will be sufficient to meet the Company's capital requirements and operating needs for the remainder of the fiscal year. However, if there is a significant reduction of internally generated funds or the company is unable to complete the additional financing, the Company may require additional funds from outside sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

         The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 1999, the Company had approximately $184,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.


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

         Some of the Company's computer information systems are not currently configured to recognize the year 2000. The Company has completed the testing of its computer information systems and has identified those needing adjustments in order to be fully year 2000 compliant. Software patches and other adjustments have either been received and implemented or are planned for implementation and testing prior to December 31, 1999.

         The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000. To date, the admissions system has been implemented at all domestic campus locations. The student services and billing systems have been implemented at the Dunwoody, GA campus with the old and new systems currently running in parallel. The Company anticipates that the full information system will be fully operational before the year 2000 and that it will require a total of approximately $2 million to develop and implement this integrated information system, although there can be no assurance that the new system will be implemented on a timely basis or that total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect on the year 2000 problem including, in a worst case scenario, relying on manual record keeping, until full compliance is achieved.

         The Company has reviewed its material relationships with third parties such as vendors and evaluated the consequences of third party year 2000 problems on the Company. The Company is requiring contract letters of compliance from all vendors. The Company does not believe year 2000 problems of these third parties pose a material risk to the Company. However, because the Company is in a regulated industry and indirectly relies on only a few sources for a substantial portion of its revenues, the Company is dependent upon those entities' efforts to address their own year 2000 issues. Should any such third parties experience year 2000 related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity, or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the Department of Education's computer systems. The Company currently uses the latest version of Department of Education software which is year 2000 compliant.

IMPACT OF INFLATION

         The Company does not believe its operations have been materially affected by inflation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  No response is required to this item.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Shareholders

         On Thursday, June 10, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Director's for a term of one year and until their successors are elected and have qualified: Steve Bostic, Paul D. Beckham, Fred C. Davison, Gaylen D. Kemp, J. Robert Fitzgerald, Ronald P. Hogan, Gerald Tellefsen, and A. Reza Jafari. The number of votes cast for and against the election of each nominee for director was as follows:


                                                               Authority
                                                                to Vote
        Director                         For                   Withheld
-------------------------            ------------              --------
Steve Bostic                          66,976,345                 14,900
Paul D. Beckham                       66,976,420                 14,825
Fred C. Davison                       66,976,420                 14,825
Gaylen D. Kemp                        66,976,420                 14,825
J. Robert Fitzgerald                  66,976,420                 14,825
Ronald P. Hogan                       66,976,420                 14,825
Gerald Tellefsen                      66,976,420                 14,825
A. Reza Jafari                        66,971,195                 20,050


In addition, the Company's shareholders approved the proposal to adopt an Employee Stock Purchase Plan. The number of votes cast in favor of adoption of the proposal was 66,433,769 and the number of votes cast against adoption of the proposal was 21,400. There were 620 abstentions and broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits:

            10.5.1  -    First Amendment to Credit Agreement dated as of May 27,
                         1999 between the Company and First Union National Bank

            27      -    Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K. One report on Form 8-K dated May 26, 1999 was filed relating to the resignation of A. Reza Jafari.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EDUTREK INTERNATIONAL, INC.


Date:  August 16, 1999              By:  /s/ Steve Bostic
                                    ---------------------
                                    Steve Bostic, President and
                                    Chief Executive Officer
                                    (principal executive officer)



Date:  August 16, 1999              By:  /s/ Daniel D. Moore
                                    ------------------------
                                    Daniel D. Moore, Chief Financial
                                    Officer (principal financial and
                                    accounting officer)