Form 10-Q
period 1999-09-30
EDUTREK INT INC
filed 1999-11-15
CIK 1041075

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
September 30, 1999                                                      0-23021


                          EDUTREK INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                              58-2255472
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia           30328
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                  404-965-8000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                       Yes  [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


  Class A Common Stock, without par value             4,485,168 shares
-----------------------------------------     ---------------------------------
                  Class                       Outstanding at November 9, 1999

  Class B Common Stock, without par value             6,293,000 shares
-----------------------------------------     ---------------------------------
                  Class                       Outstanding at November 9, 1999

                          EduTrek International, Inc.
                                Form 10-Q Index

                                                                                                     PAGE
                                                                                                     ----
PART I   - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                         1
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations        6
Item 3.    Qualitative and Quantitative Disclosures About Market Risk                                  12

PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                            13

PART I  --  FINANCIAL INFORMATION
Item 1.     Financial Statements

                          EDUTREK INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                          SEPTEMBER 30       DECEMBER 31,
                                                                                             1999               1998
                                                                                          ------------       ------------
                                                                                          (unaudited)

ASSETS

Current assets
     Cash and cash equivalents                                                              $    3,807         $    2,779
     Accounts receivable -- net of allowance of $1,003 and $277, respectively                    2,943              3,054
     Deferred income taxes                                                                         308                308
     Income taxes receivable                                                                     1,645                166
     Other                                                                                         891              1,288
                                                                                            ----------         ----------
Total current assets                                                                             9,594              7,595
Property, plant, and equipment -- net of accumulated depreciation                               18,970             14,971
Goodwill -- net of accumulated amortization of $3,050 and $2,292, respectively                  37,610             38,369
Deferred income taxes                                                                            4,005              2,496
Other                                                                                            1,931              1,103
                                                                                            ----------         ----------
                                                                                            $   72,110         $   64,534
                                                                                            ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                       $    3,419         $    4,816
     Accrued expenses                                                                            2,380              1,632
     Accrued related party transactions (see note 5)                                               180                 --
     Convertible Debt payable to related party (see note 5)                                      1,000                 --
     Value-added tax payable                                                                       403                473
     Unearned revenues                                                                           8,756              8,477
     Line of credit (see note 4)                                                                11,388              1,820
     Current maturities -- long-term debt                                                        2,000              1,686
                                                                                            ----------         ----------
Total current liabilities                                                                       29,526             18,904
Capital leases and other--less current maturities                                                7,280              5,821
Deferred rent                                                                                    1,991                966
Other liabilities                                                                                  197                 82
                                                                                            ----------         ----------
Total liabilities                                                                               38,994             25,773
Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
     shares authorized, 4,485,168 and 4,362,605 issued and outstanding, respectively            36,699             36,611
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
     shares authorized, 6,293,000 issued and outstanding                                         3,973              3,973
Accumulated other comprehensive income/(loss)                                                       (7)                24
Accumulated deficit                                                                             (7,549)            (1,847)
                                                                                            ----------         ----------
Total shareholders' equity                                                                      33,116             38,761
                                                                                            ----------         ----------
                                                                                            $   72,110         $   64,534
                                                                                            ==========         ==========

                See notes to consolidated financial statements.

                            EDUTREK INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                         1999               1998
                                                                    -------------      -------------
                                                                     (unaudited)        (unaudited)

Net revenues                                                         $   11,898         $    7,213
Costs and expenses:
    Cost of education and facilities                                      9,430              4,193
    Selling and promotional expenses                                      2,683              1,845
    General and administrative expenses                                   4,933              2,882
    Acquisition costs                                                        --                 --
    Amortization of goodwill                                                252                252
                                                                     ----------         ----------
      Total costs and expenses                                           17,298              9,172
                                                                     ----------         ----------
Income (loss) from operations                                            (5,400)            (1,959)
Interest expense                                                            468                 57
Other income -- net                                                           4                 46
                                                                     ----------         ----------
Income (loss) before income taxes and minority interest                  (5,864)            (1,970)
Income tax benefit (provision)                                            2,251                695
                                                                     ----------         ----------
Income (loss) before minority interest                                   (3,613)            (1,275)
Minority interest in earnings of American University in Dubai               (18)               (14)
                                                                     ----------         ----------
Net income (loss)                                                    $   (3,631)        $   (1,289)
                                                                     ==========         ==========

Earnings (Loss) Per Share:
Basic net income (loss) per share                                    $    (0.34)        $    (0.12)
Diluted net income (loss) per share                                  $    (0.34)        $    (0.12)

Average shares outstanding                                               10,777             10,634
Dilutive effect:
    Options                                                                  --                 --
                                                                     ----------         ----------
                                                                             --                 --
                                                                     ----------         ----------
Average shares outstanding assuming dilution                             10,777             10,634

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1999               1998
                                                                     -----------        -----------
                                                                     (unaudited)        (unaudited)

Net revenues                                                         $   43,936         $   32,835
Costs and expenses:
    Cost of education and facilities                                     26,223             14,452
    Selling and promotional expenses                                      9,339              5,619
    General and administrative expenses                                  14,423              8,625
    Acquisition costs                                                        --                487
    Amortization of goodwill                                                756                756
                                                                     ----------         ----------
      Total costs and expenses                                           50,741             29,939
                                                                     ----------         ----------
Income (loss) from operations                                            (6,805)             2,896
Interest expense                                                          1,085                146
Other income -- net                                                          88              1,519
                                                                     ----------         ----------
Income (loss) before income taxes and minority interest                  (7,802)             4,269
Income tax benefit (provision)                                            3,296             (1,581)
                                                                     ----------         ----------
Income (loss) before minority interest                                   (4,506)             2,688
Minority interest in earnings of American University in Dubai            (1,196)            (1,014)
                                                                     ----------         ----------
Net income (loss)                                                    $   (5,702)        $    1,674
                                                                     ==========         ==========

Earnings (Loss) Per Share:
Basic net income (loss) per share                                    $    (0.53)        $     0.16
Diluted net income (loss) per share                                  $    (0.53)        $     0.15

Average shares outstanding                                               10,727             10,627
Dilutive effect:
    Options                                                                  --                432
                                                                     ----------         ----------
                                                                             --                432
                                                                     ----------         ----------
Average shares outstanding assuming dilution                             10,727             11,059

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  1999                1998
                                                                               -----------        ------------
                                                                               (unaudited)        (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                                              $   (5,702)        $    1,674
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                2,772              2,072
       Bad debt expense                                                               726                160
       Increase in accounts receivable                                               (615)            (1,028)
       Decrease (increase) in prepaid expenses and other receivables                  390               (275)
       Increase in accounts payable and accrued liabilities                           728              1,085
       Decrease in unearned revenues                                                  279               (463)
       Increase (decrease) in value-added taxes payable                               (70)               113
       Increase in income taxes receivable and deferred tax asset                  (3,154)              (304)
       Other                                                                           71             (1,110)
                                                                               ----------         ----------
    Net cash (used in)/provided by operating activities                            (4,575)             1,924
                                                                               ----------         ----------

INVESTING ACTIVITIES
    Additions to curriculum development costs                                        (879)            (3,044)
    Purchases of property, plant, and equipment                                    (2,589)              (292)
                                                                               ----------         ----------
    Net cash used in investing activities                                          (3,468)            (3,336)
                                                                               ----------         ----------

FINANCING ACTIVITIES
    Borrowings - Net                                                               10,425                 --
    Principal payments under capital lease obligations                             (1,076)              (347)
    Principal repayments on long-term debt                                           (340)            (1,764)
    Other                                                                              89                 46
                                                                               ----------         ----------
    Net cash provided by (used in) financing activities                             9,098             (2,065)
                                                                               ----------         ----------

    Effect of exchange rate changes on cash                                           (27)               (14)
                                                                               ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,028             (3,491)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,779              7,743
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    3,807         $    4,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                $    1,018         $      112
       Income taxes                                                                    --              1,845
    Non-cash investing activities:
       Acquisition of property through capital leases                               3,108              2,572

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

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Transition Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Comprehensive Income

         The components of comprehensive income are as follows (in thousands):

                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                             --------------------------------      -------------------------------
                                                1999                   1998           1999                 1998
                                             ----------            ----------      ----------           ----------

Net income (loss)                            $   (3,631)           $   (1,289)     $   (5,702)          $    1,674
Change in equity due to foreign
     currency translation adjustments                (3)                  (31)            (31)                 (90)
                                             ----------            ----------      ----------           ----------
Comprehensive income (loss)                  $   (3,634)           $   (1,320)     $   (5,733)          $    1,584
                                             ==========            ==========      ==========           ==========

Note 3 - U.S. and Foreign Operations

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued in June 1998. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", was issued in June 1999, deferring the effective date of FAS 133 from June 15, 1999 to June 15, 2000 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.

         The Company operates solely in the education industry, and management makes decisions and assesses performance based on the geographic locations of its campuses. Therefore, the Company has elected to report segment information based on geographic areas.

         The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. Net revenues and income (loss) from operations by geographic area for the three and nine months ended September 30, 1999 and 1998 and identifiable assets by geographic area at September 30, 1999 and December 31, 1998 are as follows (in thousands):

                                           Three Months Ended September 30,           Nine Months Ended September 30,
                                           --------------------------------           -------------------------------
                                              1999                  1998                 1999                  1998
                                           ----------            ----------           ----------            ----------

Net revenues:
   United States                           $    9,221            $    4,605           $   28,939            $   18,438
   United Kingdom                               1,917                 2,033               10,327                10,331
   Dubai, UAE                                     760                   575                4,670                 4,066
   Home Office                                     --                    --                   --                    --
                                           ----------            ----------           ----------            ----------
      Total                                $   11,898            $    7,213           $   43,936            $   32,835
                                           ==========            ==========           ==========            ==========

Income (loss) from operations:
   United States                           $   (2,240)           $      (27)          $   (2,041)           $    4,750
   United Kingdom                                (375)                   69                2,928                 3,617
   Dubai, UAE                                      31                    25                1,847                 1,570
   Home Office                                 (2,816)               (2,026)              (9,539)               (7,041)
                                           ----------            ----------           ----------            ----------
      Total                                $   (5,400)           $   (1,959)          $   (6,805)           $    2,896
                                           ==========            ==========           ==========            ==========

                                       September 30, 1999    December 31, 1998
                                       ------------------    -----------------

Identifiable assets:
   United States                           $   67,013            $   60,001
   United Kingdom                               2,579                 2,753
   Dubai, UAE                                   2,518                 1,780
   Home Office                                     --                    --
                                           ----------            ----------
      Total                                $   72,110            $   64,534
                                           ==========            ==========

Note 4 - Line of Credit

     The Company has a $10 million revolving line of credit and a $3.3 million revolving line of credit with a bank (collectively as amended, the "Credit Agreement"). The $10 million line of credit matures on April 30, 2001. Amounts outstanding under the $10 million line of credit bear interest at LIBOR plus 2.75%. At November 1, 1999, the Company had outstanding borrowings under the $10 million line of credit of $8.1 million. In addition, the Company had issued $1.9 million in letters of credit against this line of credit. These letters of credit are required as security under building leases in Los Angeles, Washington D.C., and Miami.

     In order to provide improved working capital flexibility to the Company during the Company's second and third fiscal quarters, which are the Company's lower enrollment periods, the Credit Agreement provides for additional borrowings up to a maximum amount of $3.3 million for the period ending September 30, 1999, with monthly reductions of $500,000 thereafter until February 29, 2000 with the maximum available at November 1, 1999 being $2.3 million. The additional borrowings bear interest at the prime rate plus 2%. At November 1, 1999, the Company had $2.3 million of such additional borrowings outstanding under this line of credit.

     On November 11, 1999, the Credit Agreement was amended to effect the waiver of two of the financial covenants for the months of October, November and December 1999. These two covenants were also previously waived for the months of July, August and September 1999.

Note 5 - Related Party Transactions

     Three members of the family of the Company's Chairman and Chief Executive Officer terminated their employment with EduTrek International, Inc. during the three months ended June 30, 1999. Termination payments of approximately $247,000 were accrued in June 1999 with payments scheduled through May 2000. As of September 30, 1999, there was approximately $180,000 remaining to be paid.

     On August 27, 1999, the Company borrowed $1.0 million from R. Steven Bostic, the Company's Chairman and Chief Executive Officer. This loan bears interest at the Eurodollar rate (as defined in the promissory note evidencing this indebtedness), plus 2.0% and is due on the earlier of (i) February 24, 2000, or (ii) the date when the Company receives payment of certain tax refunds in connection with the corresponding federal or state income taxes for the tax year ending September 30, 1999 (except that as long as the Company has amounts outstanding under the Credit Agreement, the Company may repay the loan from Mr. Bostic only with the proceeds of such tax refunds). The amount outstanding under the note is convertible, at any time at the option of Mr. Bostic, into shares of the Company's Class B common stock at a price equal to the lower of $2.875 per share or the closing price of the company's Class A common stock on the date of notice of such conversion. If the note is not repaid by February 24, 2000, then the maturity date will be extended to the earlier of February 24, 2001, or the date on which the Company receives $1.0 million of tax refunds. In addition, if the note is not repaid by February 24, 2000, the Company will issue to Mr. Bostic warrants to purchase a number of shares of Class B common stock equal to the product of 340,367 times a fraction the numerator of which is the outstanding principal balance under the note and the denominator of which is 1,000,000. The exercise price of such warrants would be a price equal to the lower of $2.875 per share or the closing price of the company's Class A common stock on the date of exercise of warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto for the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Company's Transition Report on Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 1999 included in Item 1. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended December 31.

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, compliance with the Department of Education's financial responsibility standards and the consequences of noncompliance, the impact of inflation, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company:

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------
                                                                  1999                    1998
                                                               ----------              ----------

Net revenues                                                        100.0%                  100.0%
Costs and expenses:
    Cost of education and facilities                                 79.3%                   58.1%
    Selling and promotional expenses                                 22.6%                   25.6%
    General and administrative expenses                              41.5%                   40.0%
    Acquisition costs                                                 0.0%                    0.0%
    Amortization of goodwill                                          2.1%                    3.5%
                                                               ----------              ----------
      Total costs and expenses                                      145.4%                  127.2%
                                                               ----------              ----------
Income (loss) from operations                                       -45.4%                  -27.2%
Interest expense                                                      3.9%                    0.8%
Other income -- net                                                   0.0%                    0.6%
                                                               ----------              ----------
Income (loss) before income taxes and minority interest             -49.3%                  -27.3%
Income tax benefit (provision)                                       18.9%                    9.6%
                                                               ----------              ----------
Income (loss) before minority interest                              -30.4%                  -17.7%
Minority interest in earnings of American University in Dubai        -0.2%                   -0.2%
                                                               ----------              ----------
Net income (loss)                                                   -30.5%                  -17.9%

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                  1999                    1998
                                                               ----------              ----------

Net revenues                                                        100.0%                  100.0%
Costs and expenses:
    Cost of education and facilities                                 59.7%                   44.0%
    Selling and promotional expenses                                 21.3%                   17.1%
    General and administrative expenses                              32.8%                   26.3%
    Acquisition costs                                                 0.0%                    1.5%
    Amortization of goodwill                                          1.7%                    2.3%
                                                               ----------              ----------
      Total costs and expenses                                      115.5%                   91.2%
                                                               ----------              ----------
Income (loss) from operations                                       -15.5%                    8.8%
Interest expense                                                      2.5%                    0.4%
Other income -- net                                                   0.2%                    4.6%
                                                               ----------              ----------
Income (loss) before income taxes and minority interest             -17.8%                   13.0%
Income tax benefit (provision)                                        7.5%                   -4.8%
                                                               ----------              ----------
Income (loss) before minority interest                              -10.3%                    8.2%
Minority interest in earnings of American University in Dubai        -2.7%                   -3.1%
                                                               ----------              ----------
Net income (loss)                                                   -13.0%                    5.1%

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

NET REVENUES. Net revenues increased by approximately $4.7 million or 65%. The increase in net revenues was due to a tuition increase and an increase in student enrollments, including the opening of new campuses in California, Georgia, Florida, and the District of Columbia.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $5.2 million or 124.9%. Education costs increased approximately $3.1 million or 108.6% due to salary, courseware, and other education costs at the Company's new campuses. Facility costs increased approximately $2.2 million or 158.0% due to the opening of the Company's new campuses. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues from 58.1% in the 1998 period to 79.3% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $838,000 or 45.4%. The increase was due to increases in salary and other selling and promotional expenses related to the opening of new campuses, and to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students at the Company's new campuses. As a percentage of net revenues, selling and promotional expenses decreased from 25.6% in the 1998 period to 22.6% in the 1999 period due to the additional revenue generated by the new campuses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.1 million or 71.2%. The increase was primarily due to the addition of personnel at the new campuses and the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased from 40.0% in the 1998 period to 41.5% in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $252,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $411,000 as a result of increased outstanding borrowings during the 1999 period compared to the 1998 period.

OTHER INCOME - NET. Other income - net decreased approximately $42,000 or 91.3%. The 1998 period included tax recoveries. There were no similar items in the 1999 period.

INCOME TAX BENEFIT. Income tax Benefit increased approximately $1.6 million or 224% as a result of greater net losses incurred in the 1999 period as compared to the 1998 period.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings remained relatively unchanged from the 1998 period to the 1999 period due to relatively unchanged operating income at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of approximately $3.6 million for the 1999 period compared to a net loss of approximately $1.3 million for the 1998 period.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

NET REVENUES. Net revenues increased by approximately $11.1 million or 33.8%. The increase in net revenues was due to a tuition increase and an increase in student enrollments, including the opening of new campuses in California, Georgia, Florida, and the District of Columbia.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $11.8 million or 81.4%. Education costs increased approximately $7.9 million or 83.6% due to salary, courseware, and other education costs at the Company's new campuses. Facility costs increased approximately $3.9 million or 77.5% due to the opening of the Company's new campuses. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues from 44.0% in the 1998 period to 59.7% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses increased by approximately $3.7 million or 66.2%. The increase was due to increases in salary and other selling and promotional expenses related to the opening of new campuses, and to new educational programs such as the Masters in Information Technology, the Bachelors in Information Technology, and the Bachelors in Business Administration for adult evening students at the Company's new campuses. As a percentage of net revenues, selling and promotional expenses increased from 17.1% in the 1998 period to 21.3% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $5.8 million or 67.2%. The increase was primarily due to the addition of personnel at the new campuses and the home office to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased from 26.3% in the 1998 period to 32.8% in the 1999 period.

ACQUISITION COSTS. Acquisition costs consisted of $487,000 of accounting, legal, and other costs in the 1998 period associated with the then planned combination with ITI. In March 1998, the Company and ITI announced that the planned combination was terminated. There were no acquisition costs in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $756,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $939,000 as a result of increased outstanding borrowings during the 1999 period compared to the 1998 period.

OTHER INCOME - NET. Other income - net decreased approximately $1.4 million or 94.2% in the 1999 period from the 1998 period. During the 1998 period, Other income - net included the sale of the company aircraft and tax recoveries. There were no similar items in the 1999 period.

INCOME TAX BENEFIT. Income Tax Benefit increased approximately $4.8 million as a result of net losses incurred in the 1999 period. The 1998 period resulted in a net income position and thus incurred an income tax provision of approximately $1.6 million.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $182,000 or 17.9% due to an increase in operating income at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of approximately $5.7 million for the 1999 period compared to net income of approximately $1.7 million for the 1998 period.

SEASONALITY

The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the Company's second and third fiscal quarter enrollments and related revenues generally are lower than the first and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer. Second and third fiscal quarter costs and expenses are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal second and third fiscal quarter declines in net revenues. The Company believes that this seasonality will be mitigated by new educational programs which are offered throughout the year in new campuses in California, Georgia, Florida, northern Virginia (planned future site), and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings under bank credit facilities. The Company has a $10 million revolving line of credit and a $3.3 million revolving line of credit with a bank (collectively as amended, the "Credit Agreement"). The $10 million line of credit matures on April 30, 2001. Amounts outstanding under the $10 million line of credit bear interest at LIBOR plus 2.75%. At November 1, 1999, the Company had outstanding borrowings under the $10 million line of credit of $8.1 million. In addition, the Company had issued $1.9 million in letters of credit against this line of credit. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

In order to provide improved working capital flexibility to the company during the Company's second and third fiscal quarters, which are the Company's lower enrollment periods, the Credit Agreement provides for additional borrowings up to a maximum amount of $3.3 million for the period ending September 30, 1999, with monthly reductions of $500,000 thereafter until February 29, 2000 with the maximum available at November 1, 1999 being $2.3 million. The additional borrowings bear interest at the prime rate plus 2%. At November 1, 1999, the Company had $2.3 million of such additional borrowings outstanding under this line of credit.

On November 11, 1999, the Credit Agreement was amended to effect the waiver of two of the financial covenants for the months of October, November and December 1999. These two convenants were also previously waived for the months of July, August and September 1999.

On August 27, 1999, the Company borrowed $1.0 million from R. Steven Bostic, the Company's Chairman and Chief Executive Officer. This loan bears interest at the Eurodollar rate (as defined in the promissory note evidencing this indebtedness), plus 2.0% and is due on the earlier of (i) February 24, 2000, or
(ii) the date when the Company receives payment of certain tax refunds in connection with the corresponding federal or state income taxes for the tax year ending September 30, 1999 (except that as long as the Company has amounts outstanding under the Credit Agreement, the Company may repay the loan from Mr. Bostic only with the proceeds of such tax refunds). Proceeds of this loan were used to cover the shortfall in accounts receivable collection at that Dunwoody, Georgia campus that arose due to the installation of a new student billing system at that campus. The system installation is now complete and all student billing records are being reconciled. As a result of the system implementation and reconciliation process combined with a large influx of students, the processing of student financial aid was slowed considerably creating a backlog of over $2.0 million in accounts receivable as of August 31, 1999, adding pressure to the Company's cash position. Approximately $1.0 million of this backlog had been collected at September 30, 1999. It is expected that the balance of the backlog will be collected by December 31, 1999 net of any reserves for collectability. The amount outstanding under the note is convertible, at any time at the option of Mr. Bostic, into shares the Company's Class B common stock at a price equal to the lower of $2.875 per share or the closing price of the company's Class A common stock on the date of notice of such conversion. If the note is not repaid by February 24, 2000, then the maturity date will be extended to the earlier of February 24, 2001, or the date on which the Company receives $1.0 million of tax refunds. In addition, if the note is not repaid by February 24, 2000, the Company will issue to Mr. Bostic warrants to purchase a number of shares of Class B common stock equal to the product of 340,367 times a fraction the numerator of which is the outstanding principal balance under the note and the denominator of which is 1,000,000. The exercise price of such warrants would be a price equal to the lower of $2.875 per share or the closing price of the company's Class A common stock on the date of exercise of warrants.

         Net cash used in investing activities increased from $3.3 million in the first nine months of 1998 to $3.5 million in the first nine months of 1999. The increase in investing activities was principally related to the opening of the new campuses. Purchases of property, plant and equipment for the first nine months of 1999 were approximately $2.6 million compared to $292,000 for the first nine months of 1998. Total purchases of property, plant and equipment for the year ended December 31, 1999 are expected to range from $3.7 to $4.3 million due to: (1) the completion of the build-out of the Washington, D.C. and Miami campuses; (2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the nine months ended September 30, 1999, curriculum development costs totaled approximately $879,000. Curriculum development costs for the year ended December 31, 1999 are expected to be in the range of $1.3 million to $1.5 million. The Company expects to fund expenditures for existing and new campuses through cash from operations and proceeds from the Credit Agreement.

         The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest and principal payments, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, the proceeds of the Company's Credit Agreement, and other loans. Management believes that such sources combined with the reduction of student accounts receivables, will be sufficient to meet the Company's capital requirements and operating needs through April 2000. Thereafter, or if there is a significant reduction of internally generated funds in the interim, the Company will require additional funds from outside sources. There can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

         The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 1999, the Company had approximately $25,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 14 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

         All institutions participating in Title IV programs must satisfy specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements annually as each institution submits its audited financial statements to the Department of Education. The standards consist of an equity ratio, a primary reserve ratio, and a net income ratio. An institution that is determined by the Department of Education not to meet the standards of financial responsibility is nonetheless entitled to participate in Title IV programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety either in an amount equal to one-half of the total Title IV program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% of such prior year's funds. Additionally, an institution would agree to disburse those funds only on a reimbursement basis. The Department of Education has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the Department of Education.

The Company anticipates that, unless it is able to raise assets of approximately $10 million by December 31, 1999, it will not be in compliance with the financial responsibility standards. The Company anticipates that it will obtain such funds through some form of recapitalization, including the private sale of equity or debt securities of the Company. However, it is unlikely that such funds can be obtained by December 31, 1999, and there can be no assurance that such funds can be obtained or that such funds can be obtained on terms favorable to the Company. In the event that the Company is not in compliance with the standards, the Company anticipates that it would be required to post an irrevocable letter of credit on or before July 2000 in the amount of up to approximately $15 million, which represents 50% of the Title IV funds received by students during the prior year. The Company anticipates that it will be able to obtain such credit by July 2000, although there can be no assurance of such. Failure to post a letter of credit would result in the termination of the Company as an institution eligible for Title IV financial aid. Approximately 40% of the Company's revenue is derived from Title IV funds.

In addition, if the Company is not in compliance with financial responsibility standards, the Company could be required to receive Title IV funds from the Department of Education under the reimbursement payment method on or after July 2000. Under this method, the Company must first make disbursements to eligible students and parents through credits to the students' accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under the reimbursement method may result in an approximate 30 days' delay in the receipt by the Company of tuition monies under Title IV.

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

         The Company is currently implementing a new centralized information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system is designed to properly recognize the year 2000. To date, the admissions system has been implemented at all domestic campus locations. The student services and billing systems have been implemented at the Dunwoody, GA campus with the old and new systems currently running in parallel. Plans are in place to finalize implementation of the new system in Georgia, California, District of Columbia, Florida and London before mid-December. The Company anticipates that the full information system will be fully operational in all campuses excluding Dubai before the year 2000 and that it will require a total of approximately $2 million to develop and implement this integrated information system, of which approximately $1.1 million has been incurred to date, although there can be no assurance that the new system will be implemented on a timely basis or that total expenditures will not exceed $2 million. Management does not anticipate that the expenditure of such funds to implement the new computer system will have a material impact on the Company's results of operations, liquidity, or capital resources. In the event this information system is not implemented in a timely fashion, management will evaluate other available options to revise its computer programs, as necessary, for the effect on the year 2000 problem including, in a worst case scenario, relying on manual record keeping, until full compliance is achieved.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.5.2 - Second Amendment to Credit Agreement and Waiver dated as of August 16, 1999 between the Company and First Union National Bank

                  10.5.3 - Third Amendment to Credit Agreement dated as of
                           August 27, 1999 between the Company and First Union National Bank

                  10.5.4 - Fourth Amendment to Credit Agreement and Waiver
                           dated November 11, 1999 between the Company and First Union National Bank

                  10.8   - Promissory Note dated August 27, 1999 in favor of
                           R. Steven Bostic in the principal amount of $1,000,000.

                  10.9   - Security Agreement dated as of August 27, 1999
                           between the Company and R. Steven Bostic.

                  27     - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EDUTREK INTERNATIONAL, INC.



Date:  November 15, 1999                 By: /s/ Steve Bostic
                                             ----------------------------------
                                             Steve Bostic, President and
                                             Chief Executive Officer
                                             (principal executive officer)



Date:  November 15, 1999                 By: /s/ Daniel D. Moore
                                             ----------------------------------
                                             Daniel D. Moore, Chief Financial
                                             Officer (principal financial and
                                             accounting officer)