Form 10-K
period 1999-12-31
EDUTREK INT INC
filed 2000-03-30
CIK 1041075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant (4,530,125 shares) on March 3, 2000 was $4,530,125. For the purposes of this response, officers, directors, and holders of 5% or more of the registrant's Class A Common Stock are considered the affiliates of the registrant at that date.

         The number of shares outstanding of the registrant's Common Stock as of March 3, 2000: 4,530,125 Class A and 7,359,667 Class B.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2000 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

                           EDUTREK INTERNATIONAL, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I
Item 1.                    Business                                                                                 1
Item 2.                    Properties                                                                              25
Item 3.                    Legal Proceedings                                                                       25
Item 4.                    Submission of Matters to a Vote of Security Holders                                     25
PART II
Item 5.                    Market for Registrant's Common Equity and Related Stockholder Matters                   25
Item 6.                    Selected Consolidated Financial Data                                                    26
Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of
                               Operations                                                                          27
Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk                              39
Item 8.                    Financial Statements and Supplementary Data                                             39
Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial
                               Disclosure                                                                          58
PART III
Item 10.                   Directors and Executive Officers of the Registrant                                      58
Item 11.                   Executive Compensation                                                                  58
Item 12.                   Security Ownership of Certain Beneficial Owners and Management                          58
Item 13.                   Certain Relationships and Related Transactions                                          59
PART IV
Item 14.                   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        59
SIGNATURES
EXHIBIT INDEX

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Forward looking statements contained in this Annual Report regarding the Company's plans for its future business activities depend upon the Company's ability to first address and alleviate the financial difficulties described under "Recent Developments." In addition, statements in this Annual Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, failure to comply with Department of Education or state financial responsibility standards, changes in student enrollment, and other factors set forth in this Annual Report on Form 10-K and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

                                     PART I
ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

         EduTrek International, Inc ("the Company") has reported net losses of $18.2 million for the year ended December 31, 1999 and $5.5 million for the seven-month transition period ended December 31, 1998 (the seven month transition period in 1998 resulted from the Company changing its fiscal year-end from May 31 to December 31 during 1998).

         For the year ended December 31, 1999, the Company's loss from campus operations was $13.9 million versus $8.0 million for the seven-month transition period ended December 31, 1998. The results for the year ended December 31, 1999 include restructuring accruals of $4.8 million, primarily in the following areas, in order to reduce overall expenditures and to restore positive cash flow:

         - Reduction of Corporate operations overhead through elimination and consolidation of positions and reductions of space occupied by Corporate operations;
         - Teaching out current classes in the Washington D.C. campus and the closure of that operation; and
         - Termination of the lease for a new Northern Virginia campus site.

         The loss from operations reported for the quarter ended December 31, 1997 was $7.1 million. This included restructuring accruals of $4.8 million and amortization of goodwill of $0.3 million. Excluding the restructuring accruals the loss from operations was $2.3 million for the quarter ended December 31, 1999.

         The Company is significantly leveraged and recent developments have had a material adverse effect on the Company's short-term liquidity and ability to service its debts. The Company has a $10 million revolving line of credit (Line
A) and a $4,350,000 revolving line of credit (Line B) with a bank (the two lines of credit, as amended, are referred to collectively as the "Credit Agreement"). As of March 30, 2000, the Company had $8.1 million outstanding under Line A, and an additional $1.9 million of letters of credit issued against line A. Line A matures on April 30, 2001. As of March 30,

2000, the Company had $4.3 million outstanding under Line B ($2.3 million as of December 31, 1999). The indebtedness under Line B is required to be reduced to $3.5 million as of July 1, 2000, with the outstanding balance due in full on September 30, 2000. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement.

         The Credit Agreement requires interest only payments until maturity, except for the required principal reductions described above. While the Company believes it will be able to make the regular interest payments, its ability to make the required payments of principal on a timely basis is uncertain, based upon management's current projected earnings and cash flow of the Company, without proceeds from some form of capital infusion, or refinancing or restructuring of the Credit Agreement. If the Company does not make either the July 1, 2000, September 30, 2000, or April 30, 2001 required debt payments, it may be unable to continue its normal operations, except to the extent permitted by its lender.

         For the year ended December 31, 1999, the Company failed to meet financial responsibility standards of the United States Department of Education. As a result, the Company may be required to post an irrevocable letter of credit in an amount equal to 10% to 50% of the Title IV funds received by AIU students during the year ended December 31, 1999. At 50% of the Title IV funds received by AIU students during the year ended December 31, 1999, an irrevocable letter of credit of approximately $15.0 million would need to be posted in favor of the Department of Education after June 30, 2000. The Company is evaluating various strategic alternatives, including, but not limited to, a business combination, strategic investment in the Company, or a refinancing of the Company's debt. Proceeds from such strategic alternatives would be used to insure that the Company is meeting the financial responsibility standards, and also to post any letters of credit required by the Department of Education. There is no assurance that the Company can successfully complete any of these transactions. Failure to post a letter of credit in the amount required, would result in the termination of the Company as an institution eligible for Title IV student financial aid, which would negatively affect cash flows of the Company.

         Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews. The Company is not currently in compliance with some of these state requirements. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

MANAGEMENT'S PLANS

         Management is committed to obtaining adequate liquidity as well as expanding its business through affiliation with strategic business partners. Management will continue to emphasize the continuing commercial success and positive cash contribution of its Traditional programs in business, media communications and fashion and interior design ("Traditional Campuses"). At the same time Management is committed to build on the successful introduction of its "Power Campuses." At its four Power Campuses, AIU offers four business and information technology (IT) programs designed to equip students with skills that are in strong demand by employers: Master of Information Technology ("MIT"), Bachelor of Information Technology ("BIT"), Master of Business Administration ("MBA") in International Business, and Bachelor of Business Administration ("BBA") in International Business.

         Management believes that the liquidity requirements described above in "--Recent Developments" are due to the following factors:

         (1) the investment in, and opening of, four Power Campuses over the last two fiscal years,
         (2) the move to a new and updated facility for the Los Angeles campus,
         (3) the cumulative effects of weak international economies on the enrollments of international students at Traditional Campuses, and
         (4) the development and implementation of an enterprise-wide campus information management system to integrate marketing, operations, and financial data.

         Throughout this period, the Traditional Campuses have made a positive income and cash flow contribution. However, due to the start-up of Power Campuses, the Company has been required to incur a significant amount of debt financing.

         In response to the recent developments described above, the Company has retained The Robinson-Humphrey Company LLC as its financial advisor. The Robinson-Humphrey Company will advise the Board of Directors of EduTrek on various strategic alternatives, which may include, but are not limited to, business combinations, a strategic investment in the Company by third parties and current shareholders, or a refinancing of the Company's debt, or a combination thereof. There are currently no arrangements or agreements in place with respect to any such alternative.

             In addition, management has restructured certain areas of the Company and implemented cost management controls to reduce expenses. Management estimates that corporate staff and space reductions will save approximately $2.5 million annually when fully implemented in the twelve-month period ended December 31, 2000. The accrual for severance and employment contracts included 16 employees. Management has further announced the teach-out and eventual closure of its Washington, D.C. Power Campus, which has failed to meet its enrollment goals. The Washington, D.C. Campus recorded a $2.1 million deficit in "campus contribution" (as defined and detailed in the "-- Business Strategy" section of this report) in the twelve-month period ended December 31, 1999. The Company has plans to open a new campus in northern Virginia, in the Washington D.C. metro area, once a suitable site and sufficient capital are secured. The components of the restructure accrual consist of the following:

-        Lease termination and other related costs                   $4,137,135
-        Severance, employment expense, and other related costs      $  666,340

         Despite the cumulative effects of weak international economies on the enrollments of international students at Traditional Campuses, the Company has been able to maintain its enrollment (total student count, or "census"). Total student census at the Traditional Campuses was 2,821 for the January 2000 term, 2,831 for the January 1999 term, and 2,823 for the January 1998 term. In mid 1999 the Company refocused its traditional Campus Marketing to emphasize local market recruiting. Traditional Campus new starts were 24% higher for the January 2000 term at 645 students, as compared to the January 1999 term at 522 students. Management estimates that once the fixed cost base of a Traditional Campus is established, each incremental tuition dollar returns approximately 80% to campus contribution.

             In the year ended December 31, 1999, the Dunwoody Power Campus recorded positive campus contribution. The Company believes that this indicates a market validation of the Power Campus business model. The Company further believes that the Los Angeles and Miami Power Campuses have the potential to also provide positive campus contribution within approximately 18-24 months from the initial campus opening, as demonstrated at the Dunwoody campus. However, there can be no assurance that positive campus contribution will be achieved for the Los Angeles and Miami campuses. Management is encouraged by the rapid pace of enrollment growth at the Dunwoody, Los Angeles and Miami Power campuses. Total Student census at the Power Campuses was 1,952 for the January 2000 term, 1,008 for the January 1999 term and 861 for the January 1998 term. Management estimates that once the fixed cost base of a Power Campus is established, each incremental tuition dollar returns approximately 60% to campus contribution.

               The Company believes that its Power Campus model represents a significant contribution to technology education from accredited institutions of higher education. The Company plans to obtain the financial resources to build on the successful introduction of this product to the education marketplace, although there can be no assurance that the company can obtain such resources on acceptable terms.

BUSINESS OVERVIEW

          EduTrek International, Inc. ("EduTrek" or the "Company"), through its subsidiary American InterContinental University, Inc. ("AIU"), is a leading provider of global, career-oriented higher education programs. AIU currently offers accredited associate's, bachelor's, and master's degree programs in information technology ("IT"), international business, digital media communications, art, fashion and interior design to 4,773 students from over 100 countries. AIU currently maintains seven campuses located in Atlanta (Buckhead and Dunwoody), Los Angeles, Miami, Washington, D.C., London, and Dubai, United Arab Emirates. In 1987, AIU became the first for-profit four-year university to be accredited by the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS"), one of the six regional accrediting agencies recognized by the U.S. Department of Education. The Company's education programs are designed to help graduates prepare for careers. AIU offers an authentic international education environment with approximately 1,700 students from outside the United States. In 1999 through its Study Abroad Program, AIU enrolled over 800 students from U.S. universities to study at AIU's London and Dubai campuses, while earning academic credit toward a degree from their home university. AIU intends to become the high-quality, lower-cost leader in the for-profit education industry by offering market-driven programs in state-of-the-art facilities.

         Established as a two-year institution in 1970, AIU has grown significantly, establishing four new campuses in 1998. The number of students attending AIU has increased 24% to 4,773 students enrolled for the January 2000 term from 3,839 students for the January 1999 term. If the Company is able to obtain sufficient financing, or affiliate with strategic business partners, the Company intends to continue expanding by opening new Power Campuses and by recruiting new students to existing campuses. Each existing campus is, and any new Power Campus will be, a fully wired university, utilizing state-of-the-art educational technology specifically designed to accommodate the collaborative, team-based learning model.

         AIU's Traditional Campuses are located in Atlanta (Buckhead), Los Angeles, London and Dubai. These Campuses are dedicated to delivering career education in business administration, interior design, fashion marketing, visual communication, and media production. In addition, students have the opportunity to obtain an international education through transfers between campuses. Enrollment at AIU's Traditional Campuses for the January 2000 term was approximately 2,821 students, as compared to 2,831 students for the January 1999 term. The average annual tuition revenue per student for the Traditional Campus programs is approximately $12,096.

         In addition to its Traditional programs in business media, communications and fashion and interior design, AIU offers degreed information technology education through its newer Power Campuses. These Power Campuses are located in Atlanta (Dunwoody), Los Angeles (in a newly occupied shared site with a Traditional Campus), Miami, and Washington, D.C. At these four Power Campuses, AIU offers four business and information technology (IT) programs designed to equip students with skills that are in strong demand by employers: Master of Information Technology ("MIT"), Bachelor of Information Technology ("BIT"), Master of Business Administration ("MBA") in International Business, and Bachelor of Business Administration ("BBA") in International Business. Each Power Campus program is offered during the day for full-time students and in the evenings for working adults in order to provide flexibility for students and to maximize capacity utilization. Enrollment at AIU's Power Campuses for the January 2000 term was approximately 1,952 students, as compared to 1,008 students for January 1999 term. The average annual tuition revenue per student for the Power Campus programs is approximately $16,700, and the retention rate for these students is in excess of 90%.

         In 1999, AIU transitioned from a centrally controlled operation to a campus-centered environment. In striving to provide the student a seamless university experience, responsibilities were reorganized within key operational areas. Specifically, the areas of admissions and academic partnerships/community outreach were transferred from the Company's Atlanta headquarters to campus control. A campus president, supported by a team of human resources, academic, marketing, and administrative staff members, manages the local campus operations thus supporting the entire life cycle of a student -- from the time a prospective student inquires about AIU until the student graduates. AIU is completing its implementation of a new enterprise-wide campus management information system to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. AIU is also implementing a total quality management program aimed at assessing and improving the quality of academic and administrative services for AIU's students.

         The United States education market may be divided into distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools, workplace and consumer training, and degree-granting colleges and universities ("higher education"). The Company operates in the higher education segment. The Company expects that the international demand for postsecondary education will continue to increase over the next several years based on certain projected demographic, economic, and social trends. The Company believes that it is well positioned to take advantage of the increasing demand for postsecondary education programs for the following reasons:

         Better Quality Educational Programs. AIU's primary goal is to deliver better quality educational programs at a fast pace, resulting in a greater return on students' investment. Quality educational programs provide students with the learning skills to compete successfully for high potential employment opportunities.

         AIU provides a foundation for lifelong learning through adaptation of the Enterprise Learning Model (ELM). In this proprietary program, at the conceptual level, students enter a results-driven, systems-oriented learning environment that emphasizes updated curriculum, as well as the cultivation of cognitive foundations, collaborative learning and project management skills. At the experiential level, students participate in real-world problem solving through realistic, authentic course experiences. As a result, students are brought from novice to expert, understand the expanded concept of enterprise functioning, and develop the ability to adapt and modify their knowledge construction skills throughout their professional and personal lives.

         AIU's Traditional Campuses offer flexible, dynamic courses of study that adapt to advances and trends in business, technology, media production, visual communication, interior design, fashion design, and fashion marketing. In support of career based education, AIU provides qualified faculty, cultivates relationships with corporate mentors and potential employers, offers portfolio development and review, sponsors on-site visits to businesses and design studios, and provides career counseling services.

         In AIU's business and information technology programs, students solve real-world problems in a collaborative, team-based environment, which simulates the work environment. In addition, the program curriculum maximizes contact hours with faculty to accelerate the student learning process. Students can earn a degree at AIU more rapidly than at a traditional university and begin their careers sooner. By reducing the opportunity cost of foregone income while in school, AIU graduates can increase the return on their educational investment.

         AIU's business and information technology programs are targeted to careers with high growth potential. The MIT and BIT degree programs educate students to become IT professionals. AIU also offers advanced business programs at the undergraduate and graduate levels for full-time students and working adults.

         Better Quality Learning Environment. AIU's new Power Campuses are equipped with state-of-the-art technologies, which aid in accelerating student learning. They are "plug-and-play" environments, with hundreds of ports to give students easy access to the Internet and electronic learning resources. The interiors are also configured with classroom/team room modules to complement student learning.

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

BUSINESS STRATEGY

         EduTrek's strategic goal is to become the high quality and lower cost provider of higher education programs for traditional students, working adults, and international students by opening additional campus locations, developing or acquiring new programs, and increasing enrollment at existing campuses through targeted marketing programs.

         Opening New Campuses

         The Company opened four new campuses during 1998: Atlanta (Dunwoody) in July, Los Angeles and Washington, D.C. in October, and Miami in November. The Company suspended its expansion plans for 1999 and 2000, and will be closing the Washington D.C. campus due to its failure to meet enrollment goals and the resulting negative campus contribution. See "- Recent Developments". If the Company's financial condition improves, or if the Company affiliates with strategic partners, it intends to add Power Campuses in high-growth markets throughout the United States and worldwide. The Company would select new locations based on an analysis of a variety of factors including the population of working adults, the number of university graduates, the number of IT employers and their educational reimbursement policies, the number of and projected growth in IT jobs, the availability of similar programs offered by other institutions, and the timing of attaining state licenses to do business in the area. The Company has plans to open a new campus in northern Virginia (near Washington D.C.) once a suitable site and sufficient capital are secured. Given sufficient market demand and availability of capital resources, EduTrek may open additional campuses in markets where the Company currently has campuses in order to enhance operating and marketing efficiencies.

         The Company has invested significant time and capital developing the Power Campuses, which focus on providing state-of-the-art education in information technology. The following chart details the Company's cumulative investment in developing and proving the Power Campus business model as of December 31, 1999.

                Cumulative Investment in Power Campus Operations
                    January 1, 1998 through December 31, 1999
                             (Thousands of dollars)

ITI Original License and Program Development                                                              $ 3,083
Market Development                                                                                          2,920
Corporate G & A Dedicated to Power Program Development                                                      2,735
Start-Up Operating Costs by Campus

         Dunwoody                                                                  $ 2,183
         Los Angeles                                                                 3,027
         Miami                                                                       1,950
         Washington, D.C. (teach-out and closure underway)                           3,368                 10,528
                                                                                   -------
Capital Investments
         Furniture and Equipment
                  Dunwoody                                      $ 2,204
                  Los Angeles                                     1,457
                  Miami                                             802
                  Washington, D.C.                                1,334              5,759
                                                                 ------
         Leasehold Improvements
                  Dunwoody                                      $   178
                  Los Angeles                                     1,811
                  Miami                                             386
                  Washington, D.C.                                  493              2,868
                                                                 ------
         IT Infrastructure, Video and Library
                  Dunwoody                                      $   401
                  Los Angeles                                       297
                  Miami                                             129
                  Washington, D.C.                                  168                995                  9,660
                                                                 ------             ------
Corporate Computers                                                                                           714
AIU Developed Curriculum Capitalized                                                                        1,244
Investment in Campus Management System                                                                      1,815
                                                                                                         --------
         Total Cumulative Power Campus Investment                                                        $ 32,699
                                                                                                         ========

         As a result of these efforts, Power Campus enrollment has increased dramatically from the first prototype classes started in an experimental classroom in December 1997. A second classroom with 46 additional students began January 1, 1998. Subsequent growth through January 2000 is shown in the following schedule detailing the total enrolled students (census) by campus:

              Total Power Campus Enrollment (Total Student Census)

                                       January 2000          January 1999         January 1998
                                           Term                  Term                Term
                                      -------------          ------------         ------------
Dunwoody (Atlanta)                         1,010                    745                86
Los Angeles Power                            335                    107
Miami                                        402                    103
Washington, D.C.                             205                     53                --
                                      -------------          ------------         ------------
     Total Power Campuses                  1,952                  1,008                86

Average Tuition Revenue
Per Power Student                        $16,700                $16,230

         Developing or Acquiring Additional Degree Programs

         EduTrek may choose to introduce degree programs in additional fields of study and at different degree levels if there is sufficient market demand and if capital resources are readily available. In calendar 1998, AIU introduced four new programs, including the MIT, BIT, BBA in International Business, and MBA in International Business. No new programs were introduced in 1999. The retention rate for students in new programs is in excess of 90% as of December 31, 1999. EduTrek believes that the development and introduction of new high quality programs will result in higher retention rates and higher revenues and operating profits per student.

         Increasing Enrollment at Existing Campuses

         In an effort to increase enrollment at existing campuses, EduTrek has implemented an integrated marketing program. This program utilizes direct mail (both regular mail and Internet), and print, radio, television and Internet advertising. Sales efforts are directed at high school counselors, community colleges, corporations and other referral sources. Referrals from graduates and existing students are also emphasized. The goal of marketing and the public relations program is to build enrollment of students from local markets. Management believes that the existing Traditional Campuses will also benefit from greater brand awareness resulting from increased advertising for AIU's newer Power Campus programs in information technology and business. In addition, EduTrek, through its Study in America program, markets to students from countries outside of the United States.

         AIU's enrollments and revenues have been adversely affected by weak international economies. The most significant effect has been to constrain enrollment growth at the Traditional Campuses, most notably in London and Los Angeles, which have historically appealed to international (especially Asian) students. Many of the Company's former Asian students were unable to return to school as the devaluation of their home currency made tuition too expensive. Management estimates that between student attrition and failed recruiting attempts, weak international economies have cost AIU over 500 students. Management believes that it will continue to find alternative students, and that there is the potential for some return of Asian students as their home economies improve, although there can be no assurance that these students will return. Meanwhile, AIU has maintained enrollment at the Traditional Campuses. This has been achieved through new academic programs and investments in technology-based education. Additionally, the recruiting effort has been refocused on domestic and local markets, and on non-Asian international markets. Total students enrolled at the Traditional Campuses is detailed in the following table:

                       Total Enrollment (Student Census)


                                      January 2000           January 1999         January 1998
                                          Term                    Term                Term
                                      ------------           ------------         ------------
Buckhead (Atlanta)                             910                    936                  965
Los Angeles Traditional                        430                    497                  505
London, UK                                     824                    807                  855
Dubai                                          657                    591                  498
                                      ------------           ------------         ------------
 Total Traditional Campuses                  2,821                  2,831                2,823

Average Tuition Revenue
  Per Traditional Student            $      12,096           $     11,520

         Management estimates that once the fixed cost base of a Traditional Campus is established, each incremental tuition dollar returns approximately 80% to campus contribution.

         The Company offers a Study Abroad program and has expanded enrollment at its London and Dubai campuses. The Company estimates that more than 500 domestic colleges and universities, both public and private, have sent students to AIU's overseas campuses. In Study Abroad, U.S. students (who are sometimes subsidized by government or their home schools) incur all the costs associated with studying abroad. Enrollment growth in the Study Abroad Program is detailed in the following table:

                                 Study Abroad Enrollment by Campus (Total Student Census)

                                      January 2000           January 1999          January 1998
                                          Term                   Term                  Term
                                      ------------           ------------          ------------
London, UK                                     294                    232                   168
Dubai                                            8                      3                     0
                                      ------------           ------------          ------------

     Total Study Abroad                        302                    235                   168

  CAMPUS CONTRIBUTION

         The Company believes campus contribution to be a key performance measure. Campus contribution is defined as total campus revenue (tuition and fees) less campus based expenditures (which includes all direct marketing costs). The following table shows the campus contribution for the twelve month period ended December 31, 1999 and the twelve month period ended December 31, 1998.

                             Campus Contribution(1)
                             (Thousands of dollars)

                                                                     Fiscal Year Ended          Twelve Months Ended
                                                                     December 31, 1999           December 31, 1998
                                                                     -----------------          -------------------
Revenues (2)
Buckhead (Atlanta)                                                          $ 11,106                 $ 10,905
Los Angeles Traditional                                                        7,449                    7,332
London, UK                                                                    14,252                   14,312
Dubai (4)                                                                      6,873                    6,019
                                                                            --------                 --------
     Total Traditional Campuses                                               39,680                   38,568
                                                                            --------                 --------
Dunwoody (Atlanta)                                                            12,579                    5,555
Los Angeles Power                                                              3,681                      194
Miami                                                                          3,028                      111
Washington, D.C.                                                               2,528                      216
                                                                            --------                 --------
     Total Power Campuses                                                     21,816                    6,076
                                                                            --------                 --------
Other                                                                            160                    1,952
                                                                            --------                 --------
     Total Revenue                                                            61,656                   46,596

Campus Expenses (3)
Buckhead (Atlanta)                                                             7,968                    7,000
Los Angeles Traditional                                                        6,104                    4,661
London, UK                                                                    10,372                    9,365
London Study Abroad Marketing                                                    755                      551
Dubai (4)                                                                      5,868                    5,143
                                                                            --------                 --------
     Total Traditional Campuses                                               31,067                   26,720
                                                                            --------                 --------
Dunwoody (Atlanta)                                                            12,365                    7,402
Los Angeles Power                                                              5,803                      706
Miami                                                                          4,605                      363
Washington, D.C.                                                               4,605                      920
                                                                            --------                 --------
     Total Power Campuses                                                     27,378                    9,391
                                                                            --------                 --------
Other                                                                            935                      783
                                                                            --------                 --------
     Total Expense                                                            59,380                   36,894
                                                                            --------                 --------

Campus Contribution
Buckhead (Atlanta)                                                             3,138                    3,905
Los Angeles Traditional                                                        1,345                    2,671
London, UK                                                                     3,125                    4,396
Dubai (4)                                                                      1,005                      876
                                                                            --------                 --------
     Total Traditional Campuses                                                8,613                   11,848
                                                                            --------                 --------
Dunwoody (Atlanta)                                                               214                   (1,847)
Los Angeles Power                                                             (2,122)                    (512)
Miami                                                                         (1,577)                    (252)
Washington, D.C.                                                              (2,077)                    (704)
                                                                            --------                 --------
     Total Power Campuses                                                     (5,562)                  (3,315)
Other                                                                           (775)                  (1,169)
                                                                            --------                 --------
     Total Campus Contribution                                              $  2,276                 $  9,702
                                                                            ========                 ========

(1) Excludes corporate general and administrative expense, interest expense, and goodwill amortization on the original acquisition of the Traditional Campuses
(2) Includes all tuition and fees generated at the campus level in accordance with the Company's revenue recognition policies
(3) Includes all expenses incurred at the campus level, including direct marketing costs, but excluding goodwill amortization on the original acquisition of the Traditional Campuses of $1,008,000 per year
(4)  Represents minority interest in Dubai

  PROGRAMS OF STUDY

         AIU offers the following degree programs and related areas of specialization. Unless otherwise noted, each of the degree programs is offered at all of AIU's campuses.

TRADITIONAL CAMPUSES (ATLANTA (BUCKHEAD), LOS ANGELES, LONDON, AND DUBAI)

-------------------------------------------------------------------------------------------------------------------
ACADEMIC DISCIPLINE                                DEGREE
(JANUARY 2000 ENROLLMENT)                          OFFERED           DEGREE PROGRAMS
-------------------------------------------------  ---------------   ----------------------------------------------
International Business (945 students)              A.A., B.B.A.      Business Administration
                                                   M.B.A.*           International Business

International Design (1,876 students)              A.A., B.F.A.      Fashion Design
                                                                     Fashion Marketing
                                                                     Fashion Design and Marketing
                                                                     Interior Design
                                                                     Visual Communications
                                                                     Video Production**

                                                                     Study Abroad Program
                                                                     English as a Second Language


-------------------------------------------------
Total Students - 2,821
-------------------------------------------------------------------------------------------------------------------

*   Offered at London and Dubai campuses only
**  Offered at Atlanta (Buckhead) and London campuses only

POWER CAMPUSES (ATLANTA (DUNWOODY), LOS ANGELES, MIAMI, AND WASHINGTON, D.C.)

------------------------------------------------------------------------------------------------------------
ACADEMIC DISCIPLINE                                  DEGREE
(JANUARY 2000 ENROLLMENT)                            OFFERED           DEGREE PROGRAMS
-------------------------------------------------    ---------------   -------------------------------------
Information Technology (1,459 students)              B.I.T.            Information Technology
                                                     M.I.T.            Information Technology

International Business (493 students)                B.B.A.            International Business
                                                     M.B.A.            International Business


-------------------------------------------------
Total Students - 1,952
------------------------------------------------------------------------------------------------------------

         AIU, as an institution, is accredited to award Master's, Bachelor's, and Associate's degrees by the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS"). Additionally, the Atlanta (Buckhead) and Los Angeles campuses hold professional level accreditation from the Foundation for Interior Design (FIDER) for the Bachelor of Fine Arts degree in Interior Design. The Dubai campus is approved by the International Advertising Association for its advertising concentration. The London campus is approved as an accredited institution of the United Kingdom by the Open University.

         The Los Angeles campus is approved to operate in the State of California by the Bureau for Private Postsecondary and Vocational Education ("the California Bureau"). The Atlanta campuses (Buckhead and Dunwoody) are authorized to operate by the State of Georgia Nonpublic Postsecondary Education Commission. The Miami campus is licensed to operate by the State of Florida Board of Independent Colleges and Universities. Finally, the London, Dubai, and Washington D.C. campuses are also licensed by the Educational Licensure Commission of the District of Columbia.

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

         AIU is currently working with Oracle and Microsoft to develop state-of-the-art university curricula for bachelor's and master's degrees. In conjunction with this effort, AIU was selected as a charter member of the Oracle Academic Initiative ("OAI"). The OAI partnership provides AIU with software, support, and instructor education and certification to develop cutting edge technology courses and programs. Other OAI institutions include Rochester Institute of Technology, Washington State University, and Emory University. AIU has also been named to the Microsoft Authorized Academic Training Program, which allows students to prepare for industry-recognized certification through AIU's new curriculum.

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

         International Design. The international design program educates students in the fields of fashion design and marketing, commercial and residential interior design, and multimedia communications, including visual communication, graphic design, photography, illustration, and video production. The fashion design program offers students a solid foundation in designing and the opportunity to develop their own design collection. The fashion-marketing program prepares students for executive careers in the retail and wholesale fashion industry and related businesses. The interior design programs, which at the Atlanta (Buckhead) and Los Angeles campuses are accredited by FIDER, provide students with a thorough understanding of the fundamentals and advanced principles of interior design. Taught by working professionals, the multimedia communication programs offer a balance of practical experience and theoretical concepts, providing a firm grounding in the business aspects of the multimedia communication industry.


TUITION AND FEES

         AIU's undergraduate tuition is priced between the tuition levels of non-profit private universities and the comparatively lower tuition charged to resident students at public universities. The tuition is comparable to the tuition of public universities for non-resident and international students. For Traditional programs (excluding Dubai), the tuition ranges from $3,810 to $5,445 per academic term, or $11,430 to $16,335 for the full academic year, depending upon campus location.

         The tuition for the Power Campus programs is as follows:

--------------------------------------------------------------------------------
                                                            ANNUAL TUITION
                                                       -------------------------
PROGRAM                                                  DAY            EVENING
-------                                                -------          --------
Master's in Information Technology (MIT)               $26,696          $13,840
Master's in Business Administration (MBA)              $21,180          $11,070
Bachelor's in Information Technology (BIT)             $20,150          $10,500
Bachelor's of Business Administration (BBA)            $19,100          $10,000
--------------------------------------------------------------------------------

         AIU offers a number of institutional scholarships for selected students who meet specific eligibility requirements, ranging from $500 to full tuition scholarships. For the fiscal year ended December 31, 1999, institutional scholarships had a value of approximately $860,428, or 1.4% of the Company's net revenues.

         Historically, AIU has increased tuition and fees without consumer resistance. AIU increased tuition and fees by approximately 5% for the 1999-2000, 1998-99, and 1997-98 academic years. EduTrek anticipates that future tuition increases will at least keep pace with inflation.

FACULTY

         Faculty members are hired in accordance with criteria established by AIU, accrediting bodies, and applicable federal and state regulatory authorities. The critical measures of faculty competence are a combination of teaching excellence, prior education, and/or the degree and relevance of prior work experience to the curriculum. AIU has developed a competency-based hiring model designed to target and screen qualified faculty members. AIU has implemented a faculty development program to ensure that the skills and knowledge base of all IT faculty are continually updated as new technologies are introduced into the marketplace. In addition, the faculty is trained in collaborative learning techniques so that student learning in the team environment is optimized.

         Many AIU faculty members are working professionals who are experts in their fields, rather than professional educators. For this reason, management believes that the AIU faculty provides students with a practical education that can be directly applied to their chosen careers.

         IT program faculty members are employed primarily on a full-time basis. Most other faculty members are employed on a contract basis and are compensated based on the number of courses taught. Low student-teacher ratios at the Traditional Campuses (approximately 14:1, 15:1, 14:1, and 18:1 in Fall 1999 for AIU's campuses in Atlanta, Los Angeles, London, and Dubai, respectively) and the absence of a faculty tenure track promote a student-focused environment. In AIU's Power Campus programs, students rotate from classroom instruction (with a maximum of 24 students) to problem-solving sessions (with teams of six students). Students and administrative staff evaluate faculty members each academic term on the basis of teaching abilities and demonstrated technical knowledge.

STUDENT RECRUITMENT

         To generate interest in AIU's academic programs, EduTrek engages in a broad range of marketing activities, including print and radio advertising, Internet advertising, direct mail, and direct contact with targeted corporations, high schools, and community colleges. EduTrek also attempts to locate its campuses near major highways to provide high visibility and easy access. Alumni, employers, embassies, and currently enrolled students refer a substantial portion of new students. EduTrek also has Web sites (www.edutrek.com, www.aiuniv.edu) that allow electronic access to company and program information, as well as on-line applications.

         AIU's advertising is controlled centrally and is targeted at local markets where the campuses are located, U.S. universities (for the Study Abroad Program), and international markets to attract students from other countries. Direct responses to advertising and direct mail are received, tracked, and forwarded promptly to the appropriate admissions officers. All responses are analyzed in order to continually improve AIU's marketing efforts.

         AIU employs over 40 admissions representatives who make visits and presentations to various organizations and who follow up on leads generated by advertising and marketing efforts and referrals. Representatives pursue leads by arranging interviews with prospective students at the campus and generally assist students with clarifying their career goals and completing the application process. The interview is designed to establish the student's qualifications, academic background, and goals, to determine his or her suitability for specific programs, and to administer any required tests. Recruiting policies and processes are established centrally but implemented at the campus level through a director of admissions.

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

STUDENT RETENTION

         The ability to retain students until graduation is a critical indicator of AIU's success, and early academic intervention is crucial to improving student completion rates. To minimize student withdrawals, AIU devotes staff and other resources to assist and advise students regarding academic and financial matters, part-time employment, and housing. AIU employs guidance counselors at all its campuses to advise students.

         Students must pass special examinations and successfully complete an admissions interview in order to gain admittance to AIU's Power Campus programs. As a result of these careful screening efforts, retention in AIU's Power Campus programs was in excess of 90% at December 31, 1999.

GRADUATE PLACEMENT

         The successful placement of graduates in occupations related to their fields of study is critical to AIU's ability to continue to recruit students successfully. The company tracks its placement rates to ensure program quality and customer satisfaction. The following placement rates were achieved for those students who reported their career information upon graduation and who participated in the Professional Development Modules described below:

- 81% of U.S. graduates from AIU's Traditional programs in 1999, excluding those who continued their education, obtained employment within approximately six months of graduation, as compared to 84% in 1998. The approximate average starting salary of 1999 bachelor's degree graduates from AIU's Traditional programs was $30,027, as compared to $28,100 in 1998 and $27,900 in 1997.
- The 1999 placement rate for all Power campuses was 87%, with an average starting salary of $45,100 per year.

To increase placement rates and starting salaries, AIU has done the following:

-        Maintained a dedicated placement staff of 14 professionals
-        Standardized all Professional Development Modules and classes

- Developed and published delivery schedules for all Professional Development Modules and classes at all campus locations
- Made participation in the Professional Development Modules and classes mandatory
- Made additional resources, including printed books, tapes and on-line initiatives, available to students through media centers
- Increased the number and depth of Advisory Councils to improve the relationship between AIU and the corporate community

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



  COMPETITION

         The higher education market is highly fragmented and competitive, with no private or public institution having a significant market share. In the U.S. and London, AIU competes primarily with four-year and two-year degree granting public and private regionally accredited colleges and universities. Many of these institutions have far greater financial resources than AIU. The Company's campus in Dubai is currently the only U.S.-accredited postsecondary institution offering degree programs in the United Arab Emirates and competes with numerous institutions in the Persian Gulf region. Some of these institutions are government sponsored and charge a lower tuition than AIU.

         AIU competes primarily at a local and regional level with other regionally accredited colleges and universities based on the quality of the academic programs, the accessibility of the programs and learning resources, the cost of the program, the perceived quality of the instruction, the employability of its graduates, and the time necessary to earn a degree.

Supervision and Regulation

ACCREDITATION

         Accreditation is a process for evaluating the quality of educational institutions and their programs against established criteria and standards. This process entitles institutions of higher education to gain the confidence of the educational community and the public. In the United States, an institution submits itself to qualitative review by an organization of peer institutions to obtain accreditation. There are three types of accrediting agencies in the United States: (i) regional accrediting associations, of which there are six, which accredit degree-granting institutions located within their geographic areas, (ii) national accrediting agencies, which accredit institutions without regard to their locations, and (iii) specialized accrediting agencies, which accredit specific programs within an institution. Accrediting agencies primarily examine the institutional and programmatic operations and the academic quality of the instructional programs. A grant of accreditation is generally viewed as verification that the institution's programs meet generally accepted or specific academic standards. Accrediting agencies also review the administrative, service, and financial operations of institutions to ensure that each has the resources to accomplish its educational mission.

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

         The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the Department of Education as a condition of its continued recognition. SACS, AIU's regional accreditor for purposes of participation in Title IV Programs, has been reviewed within the last five years and has had its recognition extended.

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

         Pell. The Federal Pell Grant ("Pell") program is the principle means by which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Grants presently range from $400 to $3,125 per year. Amounts received by students enrolled in AIU for the fiscal year ended December 31, 1999 under the Pell program equaled approximately $1.4 million or 2.3% of the Company's net revenues.

         FSEOG. Federal Supplemental Educational Opportunity Grant ("FSEOG") program awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year. The availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that is based upon the size of the institution, its costs, and the income levels of its students. FSEOG awards at AIU generally do not exceed $1,500 per eligible student per year. The Company is required to make, at a minimum, a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state scholarships. Amounts received by students enrolled in AIU under the FSEOG program for the fiscal year ended December 31, 1999 equaled approximately $58,782 or 0.1% of the Company's net revenues.

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

         Direct and FFEL Stafford Loan Program. Undergraduate students may borrow an aggregate of $2,625 for their first undergraduate academic year, $3,500 for their second academic year, and $5,500 for their third and fourth academic years under the FFEL Stafford Loan or Direct Stafford Loan program. Graduate students may borrow up to $8,500 each academic year. If the student qualifies for a subsidized loan, based on financial need, the federal government pays interest on the loan while the student is attending school and during certain grace and deferment periods. If the student does not qualify for a subsidized loan, the student must pay the interest accruing on the loans. In addition, independent students may qualify for an additional $4,000 to $10,000 a year in unsubsidized Stafford loans.

         For the fiscal year ended December 31, 1999, AIU chose to participate in only the FFEL program. FFEL loans amounted to approximately $27.7 million or approximately 44.9% of the Company's net revenues for the fiscal year ended December 31, 1999.

         Direct and FFEL PLUS Loan Program. Parents of dependent students may receive loans under the FFEL PLUS Loan Program or the Direct PLUS Loan Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. These loans are repayable commencing 60 days following the last disbursement, with flexible payment schedules over a ten-year period. The FFEL PLUS loans are made by lending institutions and guaranteed by the federal government. The Direct PLUS Loan Program provides PLUS loans issued directly by the federal government on the same general terms as the FFEL PLUS loans. For the fiscal year ended December 31, 1999, AIU chose to participate in only the FFEL PLUS Loan Program. FFEL PLUS loans amounted to approximately $1.4 million, or approximately 2.3% of the Company's net revenues for the fiscal year ended December 31, 1999.

         Federal Work-Study. Under the Federal Work-Study ("FWS") program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. For the fiscal year ended December 31, 1999, FWS funds amounted to approximately $73,354 or 0.1% of the Company's net revenues.

AVAILABILITY OF LENDERS

         Five lending institutions currently provide over 85% of all federally guaranteed loans to students attending AIU. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurance in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students. Moreover, because AIU is eligible to participate in the Direct Loan program, students are able to obtain loans directly from the federal government.


OTHER FINANCIAL ASSISTANCE SOURCES

         Students at AIU participate in state grant programs, including Georgia's HOPE Scholarship and Tuition Equalization Grant programs, as well as the California Grant Program and Florida State Grant Program. For the fiscal year ended December 31, 1999, approximately $479,882 or 0.8% of the Company's net revenues was derived from state grant programs. In addition, certain students attending AIU receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs), and the Rehabilitative Services Administration of the Department of Education (vocational rehabilitation funding). For the fiscal year ended December 31, 1999, financial assistance from such federal programs equaled less than 0.2% of the Company's net revenues. AIU also provides institutional scholarships to qualified students. For the fiscal year ended December 31, 1999, institutional scholarships had a value equal to approximately $860,428 or 1.4% of the Company's net revenues.

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

         Under certain circumstances, the Department of Education may provisionally certify a school to participate in Title IV Programs. Provisional certification may be imposed when a school undergoes a change in ownership resulting in a change of control or when a school is reapplying for certification, if the school (i) does not satisfy all the financial responsibility standards, (ii) has a cohort default rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and (iii) under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified school faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the Department of Education may impose such further conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs, as the Department of Education deems necessary. In connection with the Company's acquisition of American European Corporation in October 1996, which resulted in a change of control of AIU, the Company was provisionally certified to participate in Title IV Programs. As of December 1999, AIU was fully certified; this new program participation expires December 31, 2003.

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

         A school's cohort default rate under the FFEL and Direct Loan program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL and Direct Loan cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in that program or the Direct Loan program for the remainder of the federal fiscal year in which the Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL and Direct Loan cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended, or terminated. Since the calculation of FFEL and Direct Loan cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and private guarantors), as well as the Department of Education, the HEA provides a formal process for the review and appeal of the accuracy of FFEL and Direct Loan cohort default rates before the Department of Education takes any action against an institution based on its FFEL and Direct Loan cohort default rates. An institution may continue to participate in the FFEL and Direct Loan programs during the appeal process.

         AIU has had average FFEL and Direct Loan cohort default rates of less than 25% for three consecutive federal fiscal years. AIU's FFEL and Direct Loan cohort default rate was 16.7% and 13.1% for 1995 and 1996 respectively. The 1997 (most recently published rate) FFEL and Direct Loan cohort default rate was 8.9%.

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

         In November 1997, the Department of Education published new regulations regarding financial responsibility, which were effective on July 1, 1998. The new regulations took effect for audited financial statements submitted to the Department of Education on or after July 1, 1998 and applied to the institution's fiscal years commencing June 1, 1997 and thereafter. The new standards replace the acid test ratio, the tangible net worth standard, and the net operating results test with three different ratios: an equity ratio, a primary reserve ratio, and a net income ratio. The equity ratio measures an institution's capital resources, ability to borrow, and financial viability. The primary reserve ratio measures an institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and a positive 3.0 reflecting financial strength. An institution's strength factors are then evaluated based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Programs for a maximum period of three years, subject to more rigorous financial aid disbursement and financial monitoring requirements by the Department of Education. While the Company is required to notify the Department of Education of a change in fiscal years, the audited financial statements for the seven months ended December 31, 1998 were not required to be submitted until the audited financial statements for the twelve months ended December 31, 1999 are submitted, which must be submitted no later than June 30, 2000. The composite score will be based on the audited financial statements for the twelve months ended December 31, 1999. Based on the audited financial statements for the year ended May 31, 1998, the Company's composite score met the minimum standard of
1.5. Based on the audited financial statements for the year ended December 31, 1999, the Company's composite score did not meet the minimum requirements.

         The Company is evaluating various alternatives to address the failure as of December 31, 1999 to meet the financial responsibility standards of the Department of Education. In connection therewith, the Company has retained The Robinson-Humphrey Company LLC as its financial advisor. The Robinson-Humphrey Company will advise the Board of Directors of EduTrek on various strategic alternatives, which may include, but are not limited to, business combinations, a strategic investment in the Company by third parties and current shareholders, or a refinancing of the Company's debt, or a combination thereof. It is expected that the proceeds of any such transactions would be sufficient to correct the ratio deficiencies, and also to enable the Company to post any letters of credit, if required by the Department of Education. Because the Company is not in compliance with the financial responsibility standards, the Company anticipates that it may be required to post an irrevocable letter of credit in an amount equal to 10% to 50% of the Title IV funds received by AIU students during the year ended December 31, 1999. At 50% of the Title IV funds received by AIU students during the year ended December 31, 1999, an irrevocable letter of credit of approximately $15.0 million would need to be posted in favor of the Department of Education after June 30, 2000. Proceeds from strategic alternatives would be used to ensure that the Company is meeting the financial responsibility standards, and also to post any letters of credit required by the Department of Education. There can be no assurance that the Company will successfully complete any of these transactions. Failure to post a letter of credit in the amount required would result in the termination of the Company as an institution eligible for Title IV financial aid. Such an event would negatively affect cash flows of the Company.

         In addition, if the Company is not in compliance with financial responsibility standards, and if the Company is deemed not to be in compliance with good administrative practice with respect to financial aid, then, on or about July 2000, the Company might be required to receive its Title IV funds from the Department of Education under the reimbursement method. Under this method, the Company would first make disbursements to eligible students and parents through credits to the students' accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under the reimbursement method may result in an approximate 30-60 day delay in the receipt by the Company of tuition monies under Title IV. The Company believes that its administrative practice with respect to financial aid is in accordance with good practice and that the posting of the approximately $15.0 million letter of credit would meet the financial responsibility concerns of the Department of Education. However, there can be no assurance that the Department of Education would reach the same conclusion. Failure to finance the liquidity required under the reimbursement method would create material working capital shortages for the Company.

         Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews, which include fiscal tests. The Company is not currently in compliance with some of these state requirements. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

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

         In addition to the financial responsibility standards, an institution is required to make timely refunds when a student who receives Title IV Program funds withdraws from an institution. Depending on when during the academic term the student withdraws, the institution is required to refund all or a portion of the Title IV Program funds paid by the withdrawing student. Beginning with the 1995-1996 award year, an institution that has failed to make all Title IV Program refunds on a timely basis during the previous two years is required to post a letter of credit in favor of the Department of Education equal to 25% of the Title IV Program refunds that the institution was required to make for the previous year. As of the fiscal year ended December 31, 1999, AIU believes it has taken appropriate steps to ensure this requirement is met.

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

         Restrictions on Operating Additional Campuses. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and the Regulations, an institution that is certified to participate in Title IV Programs may establish an additional location within a state or selected territory of the United States (as identified in the Regulations) and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable requirements. In addition, a school which undergoes a change in ownership resulting in a change of control must be reviewed and recertified for participation in Title IV Programs under its new ownership. See "--Change of Control." In the past, pending recertification, the Department of Education has suspended Title IV Program funding to that school's students. If a school is recertified, it will be on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. With the enactment of the Higher Education Amendments of 1998, the Department of Education may grant provisional certification to an institution seeking approval of a change in ownership based on the preliminary review of a materially complete application and to extend that status on a month-by-month basis as necessary. Thus, funding would not be suspended under this new provision. Any future Company expansion plans would be based, in part, on its ability to add additional locations and acquire schools that can be recertified.

         Certain of the state authorizing agencies and accrediting agencies with jurisdiction over AIU also have requirements that may, in certain instances, limit the ability of the Company to open a new school, acquire an existing school, or establish an additional location of an existing school. The Company does not believe that those standards will have a material adverse effect on the Company or its future expansion plans.

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

         In connection with the Company's acquisition of American European in October 1996, AIU was required to be recertified by the Department of Education as well as obtain the reaccreditation of SACS. In addition, AIU's campus in Los Angeles was required to be reauthorized by the State of California. The Department of Education has granted AIU full certification to participate in Title IV Programs which will expire December 31, 2003. Because the acquisition of American European was found to be an excluded transaction under the Regulations, AIU's Title IV Program funding was not suspended during the Department of Education's review of its recertification application. On August 5, 1996 the change of control was approved by SACS and following a Substantive Change Visit to AIU in April 1997, as required to ensure compliance with accreditation standards following a change of control, on April 18, 1997 SACS issued a final report on AIU with no recommendations. On August 14, 1996, AIU's Los Angeles campus was reapproved by the State of California's Council for Private Postsecondary and Vocational Education (the "California Council").

         The Department of Education's regulations provide that after a Company becomes publicly traded, a change of control occurs when a report on Form 8-K is required to be filed with the Commission disclosing a change of control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change of control. If the Company were to lose its eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if it were determined not to be eligible, its operations would be materially adversely effected. The possible loss of Title IV eligibility resulting from a change of control may also discourage or impede a tender offer, proxy contest, or other similar transaction involving control of the Company.

         The "90/10 Rule" (formerly the "85/15 Rule"). With the enactment of the Higher Education Amendments of 1992, proprietary schools, such as AIU, would cease to be eligible to participate in Title IV Programs if on a cash basis of accounting more than 85% of its revenues from eligible programs for the prior fiscal year were derived from Title IV funds. This was known as the 85/15 Rule. The percentages have been changed to 90/10 with the enactment of the Higher Education Amendments of 1998 for any fiscal year containing the October 1, 1998 effective date. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Each year, every institution participating in the Title IV Programs must submit consolidated financial statements demonstrating compliance with this standard. The Company has calculated that, since this requirement took effect in fiscal 1995, AIU has not derived more than 50% of its revenues from Title IV Programs for any fiscal year, including the fiscal year ended December 31, 1999. The Company regularly monitors compliance with this requirement in order to minimize the risk that AIU would derive more than 90% of its revenues from Title IV Programs for any fiscal year. If AIU appears likely to approach the 90% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

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

STATE AUTHORIZATION

         AIU's campuses in Atlanta and Los Angeles are authorized to offer education programs and grant degrees or diplomas by the States of Georgia and California, respectively. The Dubai campus has also been authorized to offer education programs and grant degrees or diplomas by the State of Georgia. In addition, because AIU's campuses located in London and Dubai are operated by a corporation whose parent corporation is organized under the laws of the District of Columbia, the London and Dubai campuses in addition to the District of Columbia campus are authorized to offer education programs and grant degrees or diplomas by the Education Licensure Commission of the District of Columbia. The level of regulatory oversight varies substantially from state to state. In some states, campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility, and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. As discussed below, California prescribes standards of financial responsibility that are different from those prescribed by the Department of Education.

         California. In January 1991, the State of California adopted legislation that requires private, postsecondary educational institutions to meet certain financial tests in order to continue operating in the state. These financial tests include three requirements: (i) not having an operating loss in each of an institution's two most recent fiscal years; (ii) having positive net worth in its latest fiscal year; and (iii) maintaining a ratio of current assets to current liabilities of 1.25:1 or greater. The California Bureau also has discretion under this statute to allow an educational institution to continue operating if it does not satisfy the financial tests, if the institution can demonstrate that it has maintained sufficient financial resources to sustain all of its promised educational services. Accordingly, if AIU's campus in Los Angeles fails to meet one of the above-described tests, the Company has the opportunity to demonstrate to the California Bureau its financial strength and ability to continue to operate. For the fiscal year ended December 31, 1999, AIU's Los Angeles campus did not satisfy the above requirements.

         In connection with granting authority for continued operations, California law also requires an on-site visit to all postsecondary institutions having accreditation from a regional accrediting association other than the Western Association of Colleges and Schools. The California Bureau conducted a visit to AIU's campus in Los Angeles in June 1996 and issued its report, granting approval for continued degree-granting operation for the maximum four-year period. In 1997, the state legislature transferred regulatory control of out-of-state institutions from the California Council to the Bureau of Private Postsecondary and Vocational Education, State of California Department of Consumer Affairs as of January 1, 1998 (The New Private Postsecondary and Vocational Education Reform Act). As the name suggests, this new state agency has a greater consumer protection focus than the former Council, which treated out-of-state institutions in a manner similar to an accreditation agency. The new Bureau is still in the process of fully establishing itself and developing its regulatory relationship with its institutions. In spite of this regulatory change, the Los Angeles campus did receive approval for its new IT degree programs and the relocation of the campus to its new Playa Vista location near the new Dream Works development. The University does not anticipate any material change in its regulatory situation in this state as a result of the shift in regulatory responsibility to the new state agency.

         Georgia. Until May 1, 1997 AIU's campus in Atlanta was exempt from the regulatory oversight of the State of Georgia. Beginning May 1, 1997, AIU did subject its operations to the oversight of the State of Georgia in order to become eligible to participate in Georgia's HOPE Scholarship and Tuition Equalization Grant programs as well as to use the term "University" as part of its name. In the State of Georgia, the Georgia Nonpublic Postsecondary Education Commission ("NPEC") reviews for-profit institutions such as AIU. NPEC regulations require for-profit institutions to meet minimum standards relating to educational quality, ethical business practices, health and safety, and fiscal responsibility. These standards include, but are not limited to, requirements that the institution demonstrate that it has adequate facilities and equipment, that its instructors and administrators have the requisite education and experience, and that the quality and content of each program meet stated objectives. Other NPEC standards address such areas as the institution's library resources, catalog disclosures, support services, student complaints, advertising, admissions, recruitment, student refunds, and student records. In order to demonstrate fiscal responsibility, NPEC requires that the institution have sufficient resources to support its operation for at least the length of its degree program, funds to operate which are not limited to current tuition, and accounts receivable and funds available to operate the institution for at least the quarter or semester, as the case may be. NPEC determined that AIU satisfied its requirements and issued a certificate of authorization for the period of September 19, 1997 through April 30, 1998. New certificates of authorization have been issued for the Buckhead, Dunwoody and Dubai campuses through April 30, 2000. The Company must seek renewal of this authorization on a yearly basis and will soon submit its annual report for reauthorization.

         The Company will seek to demonstrate to the the California Bureau and the Georgia NPEC its financial strength and ability to operate. In connection therewith, the Company has retained The Robinson-Humphrey Company LLC as its financial advisor. The Robinson-Humphrey Company will advise the Board of Directors of EduTrek on various strategic alternatives, which may include, but are not limited to, business combinations, a strategic investment in the Company by third parties and current shareholders, or a refinancing of the Company's debt, or a combination thereof. However, there can be no assurance that the Company will be able to achieve one of these alternatives. Failure to restructure or recapitalize the Company in a manner satisfactory to the California Bureau and NPEC would result in the termination of the ability of the Company to operate its Atlanta and Los Angeles campuses, or to expand its operations in these states.

 District of Columbia. AIU's campuses in London, Dubai, and the District of Columbia are subject to the regulatory oversight of the District of Columbia Education Licensure Commission (the "Licensure Commission"). The Licensure Commission's standards governing degree granting institutions address such areas as administration, the adequacy of the institution's finances, faculty qualifications, curricula, admissions, procedures for assessing student outcomes, student services, the adequacy of the library and equipment, maintenance of student records, and advertising. Additionally, in connection with conferring degree-granting status, the Licensure Commission requires an on-site visit to all post-secondary institutions with accreditation under the laws of the District of Columbia. The Licensure Commission conducted a visit to AIU's campuses in London and Dubai in December 1997 and is expected to conduct a visit to AIU's campus in the District of Columbia in the first half of 2000. The Licensure Commission granted AIU a license, which will remain in effect until June 30, 2001. These licenses are subject to periodic review under various circumstances including a change in ownership and changes in accreditation status, location, and degrees or certificates offered.

         Florida. The State of Florida through its State Board of Independent Colleges and Universities ("SBICU") regulates the establishment of in-state and out-of-state higher educational enterprises within the territorial jurisdiction of the state. The SBICU utilizes a multi-stage process by which to grant institutions permission to operate and move through a series of progressive steps toward "full approval." Each approval stage is accompanied by a mandated report and an appearance before the SBICU in public session. Two of the four stages are preceded by visitations of staff or a peer review team to the Miami campus location. AIU was granted Temporary Licensure in April of 1998 and moved to Level I Provisional Licensure in July of that same year. A staff member visited the parent campus for information collection purposes and further analysis of the institution prior to the July action. AIU was then authorized to advertise, admit students, and operate an institution of higher education in Florida. At the January 1999 meeting, AIU Level I Provisional Licensure was extended for an additional six months. AIU was granted Level II Provisional status in June 1999. AIU has since applied for regular licensure, which will be considered at the June 2000 meeting.

         Virginia. AIU is reevaluating the development and staffing, as well as financing, of its planned Northern Virginia campus. Plans to open the facility are not yet finalized. When and if plans are finalized, AIU will file the mandatory annual reports required by the Commonwealth of Virginia. Virginia regulates both in-state and out-of-state institutions through the Council of Higher Education, commonly referred to as the State Council of Higher Education of Virginia. This state agency requires an extensive review of out-of-state institutions desiring to operate within the Commonwealth. This review and application process follows criteria and standards that are similar to those developed by the Commission on Colleges of SACS relative to faculty, library resources, student services, degree program, administration, physical plant, and credit hour requirements. In addition, customary consumer protection requirements addressing truth in advertising, student complaint, financial aid, tuition, academic advisement, and student refund requirements are mandated by the state. The Council received the application of AIU for the initial development of a northern Virginia campus in the Dulles area in November 1998. The Council met and approved the operation of the AIU campus on February 16, 1999. Staff and peer review visitations to the campus are a part of the ongoing review process in Virginia and will take place if and when the campus becomes fully operational.

EXECUTIVE OFFICERS

         The following table sets forth information concerning the Company's executive officers.

     Name                      AGE       POSITION
     ----                      ---       --------
     Steve Bostic              56        Chairman of the Board and Chief
                                         Executive Officer

     Tina A. Garrison          37        Senior Vice President of Campus
                                         Operations

     David J. Horn             47        Chief Financial Officer and Corporate
                                         Secretary

     Donna L. West             42        Vice President, Human Resources

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

         Tina Garrison has served as the Senior Vice President of Campus Operations for the Company since February 1999. Ms. Garrison has been with AIU for 11 years in various positions including serving as the Buckhead Campus President, Program Chair for Business, Institutional Effectiveness Coordinator, Acting Dean of Students, and Program Chair of Fashion Marketing. She is concluding her Ph.D. in Higher Education Administration (A.B.D.) at Georgia State University. Prior to her career at AIU, she worked in retail operations where she managed multiple retail sites.

         David J. Horn was appointed Chief Financial Officer effective November 16, 1999. Prior to joining the Company, Mr. Horn served as the interim Chief Financial Officer of the Atlanta Public School System reporting to the Atlanta Board of Education from September 1998 to October 1999. From June 1996 through September 1998, Mr. Horn was Chief Financial Officer of AJC International, Inc., a privately held global food distributor. From 1995 to 1996 Mr. Horn served as Corporate Controller at ECC International, a global minerals and chemical company. From 1990 through 1995, Mr. Horn was at Cabot Corporation, where he was first Director of Finance for the North American Carbon Black Division and later Global Raw Materials Director.

         Donna L. West has served as Vice President of Human Resources since January 2000. Prior to joining the Company, from 1991 to 2000, Ms. West was the Vice President of Human Resources at Lynk Systems, Inc., a national provider of electronic payment, cash dispensing and e-commerce services, where she provided long-range planning, analysis and strategies in such areas as human resources, risk management, facilities development and employee welfare.

EMPLOYEES

         As of December 31, 1999, the Company employed 498 persons on a full-time basis and 197 persons on a part-time basis, including 177 full-time and 129 part-time faculty members.

ITEM 2.  PROPERTIES

         AIU maintains well-equipped campuses and facilities that support the university's focus on technology in education. Classrooms and team rooms provide a comfortable but professional environment to facilitate collaborative learning and better prepare students for the workplace. An advanced technical infrastructure allows students to work on-line from thousands of data ports, communicating with each other, instructors, and the world via the Internet. In the undergraduate areas of study, fashion and interior design studios feature sophisticated equipment. The visual communication facilities include professionally equipped darkrooms and photography studios as well as classrooms with drafting tables and other studio supplies. Video production studios house advanced sound and video equipment. Macintosh and PC labs feature computers, printers, and the latest software available, including programs for computer-aided design. The Library Resource Center on each campus includes audiovisual and interior design resources.

         The Company leases all of its administrative and educational facilities. The table below sets forth certain information regarding the Company's facilities as of December 31, 1999:

                                            APPROXIMATE
    LOCATION                               SQUARE FOOTAGE     EXPIRATION
    --------                               --------------     ----------
    Atlanta, GA
         AIU - Buckhead                        60,800         January 3, 2009
         AIU - Dunwoody                        50,500         January 31, 2010
         Administration                        34,214         January 31, 2010
         Administration                        11,400         December 31, 1999
         Administration                         2,200         April 30, 2001
    Los Angeles, California                    88,200         March 31, 2009
    Miami, Florida (old site)                  13,400         February 29, 2000
    Washington, D.C.                           36,300         July 1, 2008
    London, England                            46,000         November 27, 2005
    Dubai, United Arab Emirates                34,300         Leased by Middle East Colleges, Ltd.
    Miami, Florida (new site)                  27,400         August 30, 2009
    Louden, Virginia                           17,800         May 30, 2009 (terminated February 24, 2000)

         Typically, AIU's facilities occupy an entire building or several floors or portions of floors in a building. Leases typically have terms of six months to ten years, with up to five-year renewal options. The Company also leases facilities for student parking and housing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From its initial public offering in September 1997 through December 20, 1999, the Company's Class A Common Stock traded on the Nasdaq National Market under the symbol "EDUT". Effective December 21, 1999, the Class A Common Stock began trading in the over-the-counter market, with quotations available on the OTC Bulletin Board (under the symbol "EDUT"). The Company's Class B Common Stock, which does not trade on any market and which is held entirely by the Company's

Chairman and Chief Executive Officer and his affiliates, may be converted into Class A Common Stock, in whole or in part, at any time on the basis of one share of Class A Common Stock for each share of Class B Common Stock.

         The following table sets forth, for the periods indicated the reported high and low bid prices of the Company's Class A Common Stock, as reported by The Nasdaq Stock Market and the OTC Bulletin Board. Quotations from the OTC Bulletin Board reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                                HIGH             LOW
                                                                                ----             ---
     TWELVE MONTHS  DECEMBER 31, 1999
     First Quarter ended March 31, 1999                                        $7.88            $5.50
     Second Quarter ended June 30, 1999                                         7.13             3.44
     Third Quarter ended September 30, 1999                                     6.00             1.75
     Fourth Quarter ended December 31, 1999                                     2.06             0.50



                                                                                HIGH             LOW
     TWELVE MONTHS ENDED DECEMBER 31, 1998
     First Quarter ended March 31, 1998                                        $25.75          $18.50
     Second Quarter ended June 30, 1998                                         28.25           21.88
     Third Quarter ended September 30, 1998                                     25.75            6.50
     Fourth Quarter ended December 31, 1998                                      9.38            3.94


         According to the records of the Company's transfer agent, the Company had 105 and 3 holders of record of Class A and Class B Common Stock, respectively, at December 31, 1999. The Company believes that a substantially larger number of beneficial owners hold Class A shares in depository or nominee form. The Company has never declared nor paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. It is the current policy of the Company's Board of Directors to retain earnings, if any, to finance the operations and expansion of the Company's business. Holders of Class A Common Stock are entitled to receive cash dividends on at least an equal per share basis as holders of Class B Common Stock if and when such dividends are declared by the Board of Directors of the Company.

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

                      Selected Consolidated Financial Data
              (In thousands, except per share and enrollment data)

                                                                                  The Company (1)
                                                   --------------------------------------------------------------------------------
                                                   Fiscal Year Ended  Seven Months Ended    Fiscal Year
                                                      December 31,        December 31,      Ended May 31,  Period from July 1, 1996
                                                   -----------------  ------------------    -------------   (Date of Formation) to
                                                          1999             1998 (3)              1998            May 31, 1997
                                                   -----------------  ------------------    -------------  ------------------------

Statement of Operations Data (4):

Net revenues                                             $ 61,656           $ 23,848           $ 41,914           $ 23,590
     Cost of education and facilities                      36,408             12,775             16,927              9,014
     Selling and promotional expenses                      11,516              5,770              6,321              2,428
     General and administrative expenses                   21,806              9,189             10,516              5,468
     Acquisition costs                                         --                 --                487                 --
     Restructure expense                                    4,803                 --                 --                 --
     Write-off of license fees and accrual
        of termination costs                                   --              3,533                 --                 --
     Rents paid to majority shareholder                        --                 --                 --                 --
     Amortization of goodwill                               1,011                588              1,008                696
                                                         --------           --------           --------           --------
     Total costs and expenses                              75,544             31,855             35,259             17,606
                                                         --------           --------           --------           --------
Income (loss) from campus operations                      (13,888)            (8,007)             6,655              5,984
Income (loss) from management agreement                        --                 --                 23                479
                                                         --------           --------           --------           --------
Income (loss) from operations                             (13,888)            (8,007)             6,678              6,463
Interest expense                                            1,526                234              1,328              2,499
Interest income -- shareholder notes                           --                 --                 --                 --
Other income -- net                                            21                 64              1,539                 20
                                                         --------           --------           --------           --------
Income (loss) before income taxes,
     minority interest, and extraordinary item            (15,393)            (8,177)             6,889              3,984
(Provision) benefit for income taxes (5)                     (944)             3,280             (2,581)            (1,981)
                                                         --------           --------           --------           --------
Income (loss) before minority interest
     and extraordinary item                               (16,337)            (4,897)             4,308              2,003
Minority interest in earnings of
     American University in Dubai                          (1,878)              (619)            (1,445)                --
                                                         --------           --------           --------           --------
Income (loss) before extraordinary item                   (18,215)            (5,516)             2,863              2,003
Extraordinary loss less applicable income taxes                --                 --               (960)                --
                                                         --------           --------           --------           --------
Net income (loss)                                        $(18,215)          $ (5,516)          $  1,903           $  2,003
                                                         ========           ========           ========           ========

Basic income (loss) per share before
     extraordinary item (6)                              $  (1.68)          $  (0.52)          $   0.30           $   0.29
Basic income (loss) per share (6)                        $  (1.68)          $  (0.52)          $   0.20           $   0.29
Diluted income (loss) per share before
     extraordinary item (6)                              $  (1.68)          $  (0.52)          $   0.28           $   0.26
Diluted income (loss) per share (6)                      $  (1.68)          $  (0.52)          $   0.19           $   0.26
Average shares outstanding                                 10,829             10,639              9,527              7,000
Dilutive effect of stock options and warrants                  --                 --                681                569
                                                         --------           --------           --------           --------
Average shares outstanding assuming dilution               10,829             10,639             10,208              7,569

Selected Operating Data:
Net cash (used in) provided by
     operating activities                                $ (3,817)          $  2,694           $  2,686           $  1,356
Net cash used in investing activities                    $ (3,884)          $ (7,203)          $ (2,045)          $(31,428)
Net cash provided by (used in)
     financing activities                                $  8,023           $  1,460           $  4,510           $ 30,780
AIU Fall term enrollment (8)                                4,643              3,610              3,045              2,822


Balance Sheet Data:
Working capital deficiency                               $(26,020)          $(11,309)          $   (281)          $ (9,772)
Total assets                                             $ 66,908           $ 64,534           $ 55,769           $ 47,671
Long-term debt, including current portion                $ 20,382           $  9,327           $  1,241           $ 30,075
Shareholders' equity                                     $ 21,615           $ 38,761           $ 44,294           $  7,877


                                                                    The Predecessor (1) (2)
                                                    -------------------------------------------------
                                                    Period from June 1,     Fiscal Year Ended May 31,
                                                       1996 through         -------------------------
                                                      October 8, 1996          1996            1995
                                                    -------------------     ---------       ---------
Statement of Operations Data (4):

Net revenues                                             $ 6,189             $ 26,493       $ 23,696
     Cost of education and facilities                      3,256               11,144         10,051
     Selling and promotional expenses                      1,335                3,614          3,083
     General and administrative expenses                   2,739                6,677          6,115
     Acquisition costs                                        --                   --             --
     Restructure expense                                      --                   --             --
     Write-off of license fees and accrual
        of termination costs                                  --                   --             --
     Rents paid to majority shareholder                       49                  150            145
     Amortization of goodwill                                 --                   --             --
                                                         -------             --------       --------
     Total costs and expenses                              7,379               21,585         19,394
                                                         -------             --------       --------
Income (loss) from campus operations                      (1,190)               4,908          4,302
Income (loss) from management agreement                      (21)                 127             --
                                                         -------             --------       --------
Income (loss) from operations                             (1,211)               5,035          4,302
Interest expense                                             258                  730            607
Interest income -- shareholder notes                          98                  361            153
Other income -- net                                           66                   72             25
                                                         -------             --------       --------
Income (loss) before income taxes,
     minority interest, and extraordinary item            (1,305)               4,738          3,873
(Provision) benefit for income taxes (5)                      --                 (107)          (124)
                                                         -------             --------       --------
Income (loss) before minority interest
     and extraordinary item                               (1,305)               4,631          3,749
Minority interest in earnings of
     American University in Dubai                             --                   --             --
                                                         -------             --------       --------
Income (loss) before extraordinary item                   (1,305)               4,631          3,749
Extraordinary loss less applicable income taxes               --                   --             --
                                                         -------             --------       --------
Net income (loss)                                        $(1,305)            $  4,631       $  3,749
                                                         =======             ========       ========

Pro Forma Data (7):
Income before income taxes, as reported                  $(1,305)            $  4,738       $  3,873
Pro forma provision for income taxes                         509                1,848          1,510
                                                         -------             --------       --------
Pro forma net income (loss)                              $  (796)            $  2,890       $  2,363
                                                         =======             ========       ========


Selected Operating Data:
Net cash (used in) provided by
     operating activities                                  1,413                5,798          5,522
Net cash used in investing activities                       (288)              (2,662)        (1,507)
Net cash provided by (used in)
     financing activities                                 (1,197)              (3,442)        (3,916)
AIU Fall term enrollment (8)                               2,822                2,441          2,200


Balance Sheet Data:
Working capital deficiency                                                     (8,696)        (8,355)
Total assets                                                                    7,253          6,682
Long-term debt, including current portion                                       4,756          2,874
Shareholders' equity                                                           (7,287)        (6,166)

(1) The Company was organized on July 1, 1996 for the purpose of acquiring the Predecessor. On October 8, 1996, the Company acquired the Predecessor and EduTrek Systems. See note 1 of notes to consolidated financial statements.
(2) Because the Company did not acquire the Predecessor until October 8, 1996, the financial information with respect to the Company for the period from July 1, 1996 through October 8, 1996 does not include the Predecessor. EduTrek Systems is included in the financial information of the Company in a manner similar to a pooling of interests because the Company and EduTrek Systems were under common control. Financial information for EduTrek Systems is not included in the Selected Consolidated Financial Data prior to July 1, 1996 because, EduTrek Systems had not generated revenues and in the years ended December 31, 1992, 1993, 1994, and 1995 and for the period ended October 8, 1996, EduTrek Systems incurred losses of $321,000, $90,911, $312,954, $584,627, and $819,430, respectively. Such amounts are not considered to be relevant to the Company and the Predecessor because, in prior years, EduTrek Systems had no revenues and existed solely to provide a corporate structure through which its controlling shareholder could pursue a variety of opportunities and activities.

(3) In 1998, following the filing of its Annual Report on form 10-K for the fiscal year ended May 31,1998, the Company changed its fiscal year-end from May 31 to December 31. Accordingly, the Company filed a Transition Report for the seven-month transition period from June 1, 1998 to December 31, 1998.
(4) The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."
(5) As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor was not subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status.
(6) Income per share information for the Predecessor is not presented, as the amounts are not considered meaningful due to the minimal number of outstanding shares and the S Corporation election of the Predecessor.
(7) As a result of its election to be treated as an S Corporation for income tax purposes, the Predecessor was not subject to federal and most state income taxes. Accordingly, the historical provision for income taxes includes income taxes only for those jurisdictions that do not recognize S Corporation status. The pro forma provision for income taxes (computed under the provisions of Statement of Financial Accounting Standards No.
     109) reflects provisions that would have been recorded had the Predecessor been a C Corporation for income tax purposes during the periods shown using an estimated income tax rate of 40.0%. Prior to the initial public offering, distributions in the form of cash dividends were made principally to assist the shareholders with their income tax obligations arising from the Predecessor's S Corporation status. Such distributions amounted to $4,068,962, $3,800,000, $4,500,000, and $1,889,694 for the fiscal years ended May 31, 1994, 1995, and 1996 and for the period from June 1, 1996 through October 8, 1996, respectively.
(8)  Represents enrollment data as measured on the first day of each Fall term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's and Predecessor's Consolidated Financial Statements and Notes thereto.

OVERVIEW

         The Company has reported net losses of $18.2 million for the year ended December 31, 1999 and $5.5 million for the seven-month transition period ended December 31, 1998 (the seven month transition period in 1998 resulted from the Company changing its fiscal year-end from May 31 to December 31 during 1998).

         For the year ended December 31, 1999, the Company's loss from operations was $13.9 million compared to a loss of $8.0 million for the seven-month transition period ended December 31, 1998. The results for the year ended December 31, 1999 include restructuring accruals of $4.8 million, primarily in the following areas, in order to reduce overall expenditures and to restore positive cash flow:

- Reduction of Corporate operations overhead through elimination and consolidation of positions and space reductions;
- Teaching out current classes in the Washington D.C. campus and closing that operation; and
-        Termination of the lease for a new Northern Virginia campus site.

         The loss from operations reported for the quarter ended December 31, 1999 was $7.1 million. This included restructuring accruals of $4.8 million and amortization of goodwill of $0.3 million. Excluding the restructuring accruals the loss from operations was $2.3 million for the quarter ended December 31, 1999.

         The Company is significantly leveraged and recent developments have had a material adverse effect on the Company's short-term liquidity and ability to service its debts. The Company has a $10 million revolving line of credit (Line
A) and a $4,350,000 revolving line of credit (Line B) with a bank (the two lines of credit, as amended, are referred to collectively as the "Credit Agreement"). As of March 30, 2000, the Company had $8.1 million outstanding under Line A, and an additional $1.9 million of letters of credit issued against line A. Line A matures on April 30, 2001. As of March 30, 2000, the Company had $4.3 million outstanding under Line B ($2.3 million as of December 31, 1999). The indebtedness under Line B is required to be reduced to $3.5 million as of July 1, 2000, with remaining maturity on September 30, 2000. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement.

        The Credit Agreement requires interest only payments until maturity, except for the required principal reductions described above. While the Company believes it will be able to make the regular interest payments, its ability to make the required payments of principal on a timely basis is presently in doubt, based upon management's current projected earnings and cash flow of the Company, without proceeds from some form of capital infusion, pursuant to business combinations, a strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof. If the Company does not make either the July 1, 2000, September 30, 2000, or the April 30, 2001 required debt payments, it may be unable to continue its normal operations, except to the extent permitted by its lender.

         For the year ended December 31, 1999, the Company failed to meet the financial responsibility standards of the United States Department of Education. As a result, the Company may be required to post an irrevocable letter of credit in an amount equal to 10% to 50% of the Title IV funds received by AIU students during the year ended December 31, 1999. At 50% of the Title IV funds received by AIU students during the year ended December 31, 1999, an irrevocable letter of credit of approximately $15.0 million would need to be posted in favor of the Department of Education after June 30, 2000. The Company is evaluating various strategic alternatives, including, but not limited to, a business combination, strategic investment in the Company, or a refinancing of the Company's debt. Proceeds from such strategic alternatives would be used to insure that the Company is meeting the financial responsibility standards, and also to post any letters of credit required by the Department of Education. There is no assurance that the Company can successfully complete any of these transactions. Failure to post a letter of credit in the amount required, would result in the termination of the Company as an institution eligible for Title IV student financial aid, which would negatively affect cash flows of the Company.

         Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews. The Company is not currently in compliance with some of these state requirements. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

         In response to recent developments and the associated liquidity requirements, the Company has retained The Robinson-Humphrey Company LLC as its financial advisor. The Robinson-Humphrey Company will advise the Board of Directors of EduTrek on various strategic alternatives, which may include, but are not limited to, business combinations, a strategic investment in the Company by third parties and current shareholders, or a refinancing of the Company's debt, or a combination thereof. There are currently no arrangements or agreements in place with respect to any such alternative.

          In addition, management has restructured certain areas of the Company and implemented cost management controls to reduce expenses. Management estimates that corporate staff and space reductions will save approximately $2.5 million annually when fully implemented in the twelve-month period ended December 31, 2000. The accrual for severance and employment contracts included 16 employees. Management has further announced the teach-out and eventual closure of its Washington, D.C. Power Campus, which has failed to meet its enrollment goals. The Washington, D.C. campus recorded a $2.1 million deficit in "campus contribution" in the twelve-month period ended December 31, 1999. The Company has plans to open a new campus in northern Virginia, in the Washington D.C. metro area, once a suitable site and sufficient capital are secured. The components of the restructure accrual consist of the following:

-        Lease termination and other related costs                $4,137,135
-        Severance, employment expense, and other related costs   $  666,340

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

         AIU's academic year for the Traditional programs is divided into three 10-week terms (Fall, Winter, Spring) and two eight-week summer terms (Summer I and Summer II). Summer terms are shorter and more concentrated, and the two terms combined equal a 10-week term as it relates to the contribution to net revenues. The average term enrollment levels for Winter, Spring, Summer I and Summer II terms are approximately 95%, 90%, 53% and 33%, respectively, of the Fall term benchmark. The following table correlates AIU's academic terms to EduTrek's fiscal quarters as of December 31, 1999.

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

         AIU's Power Campus programs (MIT, BIT, MBA, and BBA) have four enrollment periods per year, which correspond with EduTrek's fiscal quarters:
January, April, July, and October. The full-time day programs are divided into four 10-week terms, and the evening programs are divided into seven 10-week terms. In addition, enrollment periods for AIU's BBA evening programs occur approximately once every two months. Net revenues from these programs vary from period to period based on several factors that include
(1) the aggregate number of students attending classes; (2) the number of classes held during the period; and (3) the average tuition per credit hour.

         Tuition and fees are payable prior to the start of each term. A portion of the funds is received in advance of the term's start date. The balance is collected through financial aid and under cash payment schedules established on a student-by-student basis. A review is made at least annually for possible uncollectible receivables with appropriate reserves being made at that time. Such items are written off as needed. Actual write-offs have not exceeded 2.0% of net revenues during the fiscal years 1999, 1998 or 1997.

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

         As tuition is received, it is recorded as unearned revenues, a current liability. During the term, the applicable portion of the deferred tuition income is recognized as revenue each month based on the aggregate number of credit hours taken by students during the term. Unearned revenues historically has been at its highest level at the end of September before the start of the academic year and the Fall term for two reasons: (1) the Fall term represents the highest enrollment level in the year, and (2) some students, principally non-U.S. students in London, pay a full year's tuition in advance.

         EduTrek's expenses generally consist of cost of education and facilities, selling and promotional expenses, general and administrative expenses, and the amortization of goodwill.

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

         General and administrative expenses include the salaries of personnel engaged in general administration, accounting, financial aid, personnel and compliance at the campus level, all corporate personnel, and their related expenses. These expenses also include depreciation and amortization of related fixed assets, deferred costs, provisions for bad debt, and benefits relating to personnel at the campus and corporate levels.

         The amortization of goodwill is the result of the October 1996 acquisition of the Predecessor. Goodwill costs are amortized over a 40-year period.

         Prior to the year ended December 31 1999, the Company's income tax provision provided for income taxes at rates approximating statutory federal and state rates (approximately 40.0%). Recent losses have led to the accumulation of significant deferred tax assets due to net operating losses as well as book versus tax differences. Due to the uncertainties related to continuing losses, and the Company's recapitalization/restructuring efforts, the ability of the company to realize such tax benefits is not reasonably assured. Therefore, as of December 31, 1999, all existing deferred tax assets were adjusted to reflect a 100% valuation reserve. Thus no tax benefits were provided for the year ended December 31, 1999, and the results of operations in the year ended December 31, 1999 include the reversal of the benefit of all deferred tax items in the amount of approximately $2.8 million.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company and Predecessor:


                                                                                The Company
                                                 ----------------------------------------------------------------------------------

                                                 Fiscal Year Ended  Seven Months Ended  Fiscal Year Ended  Period from July 1, 1996
                                                    December 31,       December 31,          May 31,        (Date of Formation) to
                                                 -----------------  ------------------  -----------------
                                                         1999              1998              1998               May 31, 1997
                                                 -----------------  ------------------  -----------------  ------------------------
Net revenues                                            100.0%            100.0%            100.0%                 100.0%
Costs and expenses:
  Cost of education and facilities                       59.1              53.6              40.4                   38.2
  Selling and promotional expenses                       18.7              24.2              15.1                   10.3
  General and administrative expenses                    35.4              38.5              25.1                   23.2
  Acquisition costs                                        --                --               1.2                     --
  Restructure expense                                     7.8                --                --                     --
  Write-off of license fees and accrual of
    termination costs                                      --              14.8                --                     --
  Amortization of goodwill                                1.6               2.5               2.4                    2.9
                                                        -----             -----             -----                   ----
      Total costs and expenses                          122.5             133.6              84.2                   74.6
                                                        -----             -----             -----                   ----
Income (loss) from campus operations                    (22.5)            (33.6)             15.8                   25.3
Income (loss) from management agreement                    --                --               0.1                    2.0
                                                        -----             -----             -----                   ----
Income (loss) from operations                           (22.5)            (33.6)             15.9                   27.3
Interest expense                                          2.5               1.0               3.2                   10.6
Other income -- net                                       0.0               0.3               3.7                    0.1
                                                        -----             -----             -----                   ----
Income (loss) before income taxes and minority
  interest and extraordinary item                       (25.0)            (34.3)             16.4                   16.8
Income tax (provision) benefit                           (1.5)             13.8              (6.2)                  (8.4)
                                                        -----             -----             -----                   ----
Income (loss) before minority interest
  and extraordinary item                                (26.5)            (20.5)             10.2                    8.4
Minority interest in earnings of
  American University in Dubai                           (3.0)             (2.6)             (3.4)                    --
                                                        -----             -----             -----                   ----
Net income (loss) before extraordinary item             (29.5)            (23.1)              6.8                    8.4
Extraordinary loss less applicable income taxes            --                --              (2.3)                    --
                                                        -----             -----             -----                   ----
Net income (loss)                                       (29.5)%           (23.1)%             4.5%                   8.4%
                                                        =====             =====             =====                   ====


FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE FISCAL YEAR ENDED MAY 31,
1998

         Net revenues. Net revenues increased approximately $19.7 million or 47.1% to $61.6 million from $41.9 million. This increase was primarily due to an increase in student enrollments at the four new Power Campuses in Atlanta (Dunwoody), Los Angeles, Miami, and Washington, D.C., and a tuition increase (see note 2 of notes to consolidated financial statements).

         Cost of education and facilities. Cost of education and facilities increased approximately $19.5 million or 115.1% to $36.4 million from $16.9 million. Education costs increased approximately $12.5 million or 122.5% to $22.7 from $10.2 million. This increase was primarily due to salary and classroom supply cost increases for the four new Power Campuses (including laptop computers for each student, as well as electronic based instructional equipment). Facility costs increased approximately $7.0 million or 104.5% to $13.7 million from $6.7 million. This increase was primarily due to the full year operation of the four new Power Campuses. Cost of education and facilities increased as a percentage of net revenues to 59.1% from 40.4% for the reasons set forth above.

         Selling and promotional expenses. Selling and promotional expenses increased by approximately $5.2 million or 82.2% to $11.5 million from $6.3 million. This increase was primarily due to increases in salary and other selling and promotional expenses related to the full year operation of the new Power Campuses. Selling and promotional expenses increased as a percentage of net revenues to 18.7% from 15.1%.

         General and administrative expenses. General and administrative expenses increased approximately $11.3 million or 107.4% to $21.8 million from $10.5 million. This increase was primarily due to the addition of personnel at the home office and campuses to support the Company's growth, particularly the opening of the new Power Campuses. As a percentage of net revenues, general and administrative expenses increased to 35.4% from 25.1%.

         Restructuring costs. In December 1999, the Company decided to restructure its corporate overhead and certain of its operations in order to reduce overall expenditures and restore positive cash flow of the Company. The three areas of restructure were: 1) reduction of Corporate overhead through elimination and consolidation of positions and space reductions, 2) the teach-out of current classes in the Washington D.C. campus and closure of the operation, and 3) termination of the lease for the current Northern Virginia campus site. As a result of this restructuring, the Company established restructuring accruals at December 31, 1999 in the amount of $4.8 million.

         Write-off of license fees and accrual of termination costs. The Company had historically capitalized and then amortized over ten years the license fees paid to ITI Education Corporation for IT curriculum. The Company decided to phase out the licensed ITI curriculum in favor of its own internally developed IT curriculum and to negotiate the termination of the licensing agreement. As a result, the Company elected to write-off related license fees of $3,333,000 during the 1998 period. The Company also accrued $200,000 to cover certain expenses in connection with the phase out of this curriculum; however, actual expenses in connection with this phase out may exceed $200,000. The estimated phase-out costs range between $200,000 and $500,000 of which management believes the ultimate cost to phase-out this curriculum agreement will be $200,000. As of March 30, 2000, a final negotiated settlement had not been reached (see note 8 of notes to consolidated financial statements).

         Amortization of goodwill. Amortization of goodwill of approximately $1.0 million in both the 1999 and 1998 periods were the result of the October 1996 acquisition of the Predecessor with goodwill costs being amortized over a 40-year period.

         Interest expense. Interest expense increased approximately $198,000 or 14.9% to $1.5 million from $1.3 million as a result of the increased borrowings needed to support the Company's growth in the Power Campuses (see note 15 of notes to consolidated financial statements).

         Other income, net. Other income, net decreased approximately $1.5 million to $21,000 from $1.5 million. The 1998 period included the sale of a company airplane. The 1999 period contained no such items.

         Provision for Income Taxes. Income tax expense decreased approximately $1.6 million to $1.0 million from $2.6 million. The Company generated a pretax loss for the fiscal year ended December 31, 1999, thus generating a deferred tax benefit. However, management believes the recoverability of the Company's current and prior year's unused deferred tax asset is uncertain due to the recent losses and therefore provided a valuation reserve allowance of 100% against this asset in 1999. Also in 1999, the Company utilized a net operating loss carryback of $4,622,239 and $4,091,322 for federal and state income tax purposes, respectively, which resulted in an income tax receivable of $1,717,000.

         Minority interest in earnings of American University in Dubai. Minority interest in earnings increased approximately $433,000 or 30.0% to $1.9 million from $1.4 million due to the increase in Dubai's operating income.


SEVEN MONTHS ENDED DECEMBER 31, 1998 (TRANSITION PERIOD) COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)

         The following discussion compares the Company's results for the seven-month transition period ended December 31, 1998 ("seven month 1998 period") to the seven months ended December 31, 1997 ("seven month 1997 period"). The transition period from June 1,1998 to December 31, 1998 resulted from the Company changing its fiscal year-end in October 1998 from May 31 to December 31.

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

         Other income, net. Other income, net remained relatively constant during the seven month 1997 and 1998 periods.

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

         Net revenues. Net revenues increased approximately $18.3 million or 77.7% from $23.6 million for the eleven months ended May 31, 1997 (the "1997 period") to $41.9 million for the year ended May 31, 1998 (the "1998 period"). Of this 77.7% increase, 26.6% or approximately $4.9 million was due to the consolidation of Dubai (see note 2 of notes to consolidated financial statements). The remaining increase in net revenues was due to an increase in student enrollments and a tuition increase.

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

         Other income, net. Other income, net increased from $20,000 in the 1997 period to approximately $1.5 million in the 1998 period primarily due to a $991,000 gain on the sale of aircraft, which offset $481,000 of related net operating costs during the 1998 period. The remaining increase is related to interest income after the initial public offering and a one-time sales tax recovery.

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



QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth quarterly financial data for each of the four fiscal quarters ended December 31, 1999 and May 31,1998, respectively, as well as the fiscal quarters for the seven months ended December 31, 1998. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                 Quarterly Data
                      (in thousands except per share data)



                                           Fiscal Year Ended December 31, 1999               Fiscal Year Ended May 31, 1998
                                        ------------------------------------------     ---------------------------------------
                                        1st Qtr     2nd Qtr    3rd Qtr    4th Qtr      1st Qtr   2nd Qtr     3rd Qtr   4th Qtr
                                        -------    --------    -------    --------     -------   -------     -------   -------

Net revenues                            $16,733    $ 15,305    $11,898    $ 17,720     $ 6,228   $ 9,312     $12,701   $13,673
Income (loss) from operations               411      (1,816)    (5,400)     (7,083)       (526)      768       3,115     3,321
Income (loss) before extraordinary item    (406)     (1,665)    (3,631)    (12,513)       (962)      214       1,778     1,833
Net income (loss)                       $  (406)   $ (1,665)   $(3,631)    (12,513)    $  (962)  $  (746)    $ 1,778   $ 1,833
Basic income (loss) per share before
   extraordinary item                   $ (0.04)   $  (0.15)   $ (0.34)   $  (1.15)    $ (0.13)  $  0.02     $  0.17   $  0.17
Basic income (loss) per share           $ (0.04)   $  (0.15)   $ (0.34)   $  (1.15)    $ (0.13)  $ (0.08)    $  0.17   $  0.17
Diluted income (loss) per share before
   extraordinary item                   $ (0.04)   $  (0.15)   $ (0.34)   $  (1.15)    $ (0.13)  $  0.02     $  0.16   $  0.17
Diluted income (loss) per share         $ (0.04)   $  (0.15)   $ (0.34)   $  (1.15)    $ (0.13)  $ (0.07)    $  0.16   $  0.17


                                                                                   Seven Months Ended December 31, 1998
                                                                                   ------------------------------------
                                                                                   1st Qtr       2nd Qtr       December
                                                                                   -------       -------       --------

Net revenues                                                                       $ 7,825       $11,642       $ 4,381
Loss from operations                                                                (1,462)       (3,701)       (2,844)
Loss before extraordinary item                                                        (985)       (2,596)       (1,935)
Net loss                                                                           $  (985)      $(2,596)      $(1,935)
Basic loss per share before
   extraordinary item                                                              $ (0.09)      $ (0.24)      $ (0.19)
Basic loss per share                                                               $ (0.09)      $ (0.24)      $ (0.19)
Diluted loss per share before
   extraordinary item                                                              $ (0.09)      $ (0.24)      $ (0.19)
Diluted loss per share                                                             $ (0.09)      $ (0.24)      $ (0.19)

SEASONALITY IN RESULTS OF OPERATIONS

         The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, with a fiscal year that historically ended on May 31, the Company's first and second fiscal quarter enrollments and related revenues generally were lower than the third and fourth quarter fiscal quarters due to traditionally lower student enrollment levels in the summer terms. In addition, first and second fiscal quarter costs and expenses historically were higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal first and second fiscal quarter declines in net revenues. Under the new fiscal year ending December 31, the second and third fiscal quarter revenues are lower than the first and fourth fiscal quarters, and the second and third fiscal quarter costs and expenses are higher as a percentage of net revenues than the first and fourth fiscal quarters. This seasonality is partially mitigated by educational programs, which are offered throughout the year, at Power Campuses in California, Georgia, Florida, and the District of Columbia.


LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's acquisition of the Traditional Campuses, through the acquisition of AIU, on October 8, 1996, the Traditional Campuses have made annual positive income and cash flow contributions. However, due to the start-up of the Power Campuses in 1998, the Company has had a need to incur a significant amount of debt financing.

         The Company has a $10,000,000 revolving line of credit ("Line A") and a $4,350,000 revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

         Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank. Amounts outstanding bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At March 30, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $1,911,360 in letters of credit against Line A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

         Line B, as amended, matures on the earlier of September 30, 2000, or 30 days after demand for payment by the bank. Line B requires that the principal amount outstanding must be reduced to $3,500,000 by July 1, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At March 30, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

         The Company agreed to pay the bank a fixed Arrangement Fee of $750,000, of which $250,000 was charged to operations in 1999. This entire Arrangement Fee is payable on the later of (1) the Facility B termination date or (2) the Termination Date of the Credit Agreement. The Company also agreed to pay a Contingent Arrangement Fee to the bank equal to: (a) $200,000 upon failure of the Company to deliver to the bank by April 15, 2000, a letter of intent for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank and (b) $200,000 upon failure of the Company to deliver to the bank by June 15, 2000, a definitive executed contract for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank.

         The Credit Agreement requires interest only payments until maturity, except for the required principal reductions described above. While the Company believes it will be able to make the regular interest payments, based on management's current projected earnings and cash flow, its ability to make the required payments of principal on a timely basis is presently in doubt.

         On August 27, 1999, the Company borrowed $1.0 million from R. Steven Bostic, the Company's Chairman and Chief Executive Officer. The amount outstanding under the Promissory Note was convertible, at any time at the option of Mr. Bostic, into shares of the Company's Class B common stock at a price equal to the lower of $2.875 per share or the closing price of the Company's Class A common stock on the date of notice of such conversion. On December 2, 1999, Mr. Bostic gave notice of his conversion of the Promissory Note into the Company's Class B common stock. Based on the closing price of the Company's Class A common stock on December 2, 1999, the Promissory Note was converted into 1,066,667 shares of the Company's Class B common stock.

         Purchases of property, plant, and equipment for the fiscal year ended 1999 were approximately $3.0 million. These purchases were primarily for: (1) the completion of the build-out of the Washington, D.C. and Miami campuses; (2) hardware and software costs related to the installation of a new management information system; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the fiscal year ended December 31, 1999, the Company also capitalized curriculum development costs totaling approximately $901,000. The Company expects to fund capital expenditures for existing and any future new campuses through cash from operations and, if the Company is able to obtain sufficient refinancing, through debt or sale of equity. However, there can be no assurance that the Company will be able to fund its capital programs.

          The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest and principal payments, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, the proceeds of the Company's Credit Agreement, and other loans. Based on current estimates of cash flow, the Company cannot be certain it will have sufficient cash resources to make required debt payments and to meet its other cash requirements. The Company is evaluating various alternatives to address both its liquidity requirements and the failure as of December 31, 1999 to meet the financial responsibility standards of the Department of Education. The Company has retained The Robinson-Humphrey Company LLC to assist in determining short-term and long-term financial requirements. The Robinson-Humphrey Company LLC will advise the Company on various strategic alternatives, which may include, but are not limited to, business combinations, a strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof. It is expected such transactions would inject sufficient capital to alleviate the current liquidity crisis, correct the ratio deficiencies, and also to post any letters of credit, if required by the Department of Education. There can be no assurance that the Company will be able to obtain such funding as and when required, or on acceptable terms.

         The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of December 31, 1999 the Company had $176,500 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 14 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

         All institutions participating in Title IV programs must satisfy specific standards of financial responsibility. Institutions are evaluated for compliance with those standards annually as each institution submits its audited financial statements to the Department of Education (no later than July 1, 2000 for the Company with respect to the year ended December 31, 1999). The standards consist of an equity ratio, a primary reserve ratio, and a net income ratio. An institution that is determined by the Department of Education not to meet the standards is nonetheless entitled to participate in Title IV programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety either in an amount equal to 50% of the total Title IV program funds received by students enrolled at such institution during the prior year, or in an amount equal to 10% of such prior year's funds. Additionally, an institution would agree to disburse those funds only on a reimbursement basis (as described below). The Department of Education has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the Department of Education.

         As of December 31, 1999, the Company was not in compliance with the financial responsibility standards of the Department of Education. The Company anticipates that it may be required to post an irrevocable letter of credit on or about July 2000 in the amount of up to approximately $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year, or to reach some other acceptable arrangement with the Department of Education. Approximately 50% of the Company's revenue is derived from Title IV funds. Failure to post a letter of credit, or reach some other acceptable agreement with the Department of Education would result in the termination of the Company as an institution eligible for Title IV financial aid and would negatively impact future cash flows of the Company and possibly result in the Company being unable to continue its normal operations.

         If the Company were deemed not to meet financial responsibility standards, or not to be in compliance with good administrative practice with respect to financial aid, the Company could be required to receive Title IV funds from the Department of Education under the reimbursement payment method. Under this method, the Company would be required to first make disbursements to eligible students and parents through credits to the student's accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under the disbursement method would result in an approximate 30-60 day delay in the receipt by the Company of tuition monies under Title IV. Failure to finance the resulting additional liquidity needs could create material working capital shortages for the Company, if the Company is required to receive payments from the Department of Education under the reimbursement method. This liquidity financing could be in addition to posting of a letter of credit in the amount of $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year. The Company believes that its administrative practice with respect to financial aid is in accordance with acceptable practice.

         Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews, which include fiscal tests. The Company is not currently in compliance with some of these state requirements. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

YEAR 2000 ISSUES

         During 1999, management completed the process of preparing for the year 2000 date change. This process involved identifying and remediating problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, neither EduTrek nor any of its subsidiaries has experienced any problems related to the Year 2000 issue.

         The Company has reviewed its material relationships with third parties such as vendors and evaluated the consequences of third party year 2000 problems on the Company. The Company did require contract letters of compliance from all vendors. The Company determined that the year 2000 problems of these third parties did not pose a material risk to the Company. However, because the Company is in a regulated industry and indirectly relies on only a few sources for a substantial portion of its cash receipts, the Company is dependent upon those entities' efforts to address their own year 2000 issues. The Company currently uses the latest version of Department of Education software, which is year 2000 compliant, and to date has not experienced any adverse effects from third party vendor year 2000 problems. Should any such third parties experience year 2000 related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity, or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the Department of Education's computer systems. While the Company does not believe those systems experienced any significant problems with the date change, any such problems that arise in the future could have an adverse effect on the Company.

         The Company is continuing implementation of its new centralized information system which is used to integrate its operations and financial data including admissions, financial aid, student services, placement services, and default management. The new system was designed to properly recognize the year 2000. To date the Company has incurred approximately $1.4 million in system costs to design, purchase and implement this new integrated system. The Company estimates it can complete implementation of the full information system at all campuses excluding Dubai for a total cost of approximately $2.0 million, although there can be no assurance that total expenditures will not exceed $2.0 million.

EFFECT OF INFLATION

         The Company does not believe its operations have been materially affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued in June 1998. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", was issued in June 1999, deferring the effective date of FAS 133 from June 15, 1999 to June 15, 2000 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.


ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No response is required to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed with this Report:


                                                                                        PAGE
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors of EduTrek International, Inc.

We have audited the accompanying consolidated balance sheets of EduTrek International, Inc. (the "Company") and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1999, the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 (date of formation) to May 31, 1997. We also audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of American European Corporation and subsidiaries (the Predecessor) for the period from June 1, 1996 to October 8, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, the seven-months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 (date of formation ) to May 31, 1997, and the results of their operations and their cash flows of the Predecessor for the period from June 1, 1996 to October 8, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has had recurring losses from operations resulting in technical defaults of some financial covenants in connection with its revolving line of credit. All technical defaults have been waived by the lender. As more fully discussed in Note 15 to the consolidated financial statements, the Company and its lender have entered into five amendments in 1999 and a sixth amendment in February 2000 to modify maturity dates of amounts outstanding under the line of credit and to modify financial covenants. The Company currently has $8.1 million outstanding under Line A of the line of credit, which matures the earlier of April 30, 2001 or 30 days subsequent to demand by the lender. The Company currently has $4.3 million ($2.3 million as of December 31, 1999) outstanding under Line B of the Credit Agreement, as amended, which is required to be reduced to $3.5 million as of July 1, 2000 with full maturity on September 30, 2000. Based on current estimates of available cash flow from operations, management can not be certain it will have sufficient cash resources to make these required debt payments. In addition, as discussed in Note 16 the Company has failed to meet the financial monitoring standards of the Department of Education ("DOE"). Consequently, management anticipates that the Company may be required to post an irrevocable letter of credit of approximately $15.0 million with the DOE by July 2000. Failure to post a letter of credit would result in the termination of the Company as an institution eligible for Title IV financial aid. This would severely negatively impact future cash flow of the Company. In addition, certain states, in which the Company operates, have regulatory agencies which perform their own financial capability reviews. These reviews include fiscal tests, which the Company was not in compliance with as of December 31, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 18. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 10, 2000 (March 30, 2000 as to Note 15)

                           EduTrek International, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)



                                                                                               December 31,     December 31,
                                                                                                   1999             1998
                                                                                               ------------     ------------


ASSETS

Current assets
          Cash and cash equivalents                                                              $  3,061         $  2,779
          Accounts receivable -- net of allowance of $1,985 and $277, respectively                  2,444            3,054
          Income taxes receivable                                                                   1,717              166
          Deferred income taxes                                                                        --              308
          Other                                                                                     1,123            1,288
                                                                                                 --------         --------
Total current assets                                                                                8,345            7,595
Property, plant, and equipment -- net of accumulated depreciation                                  19,414           14,971
Goodwill -- net of accumulated amortization of $3,303 and $2,292, respectively                     37,357           38,369
Deferred income taxes                                                                                  --            2,496
Other                                                                                               1,792            1,103
                                                                                                 --------         --------
                                                                                                 $ 66,908         $ 64,534
                                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
          Accounts payable                                                                       $  4,060         $  4,816
          Accrued expenses                                                                          3,482            1,632
          Accrued related party transactions                                                          112               --
          Value-added tax payable                                                                     445              473
          Unearned revenues                                                                         9,412            8,477
          Restructure accrual - current                                                             3,970               --
          Line of credit                                                                           10,687            1,820
          Current maturities -- capital leases and other                                            2,197            1,686
                                                                                                 --------         --------
Total current liabilities                                                                          34,365           18,904
Capital leases and other--less current maturities                                                   7,498            5,821
Deferred rent                                                                                       2,346              966
Restructure accrual - long term                                                                       834               --
Other liabilities                                                                                     250               82
                                                                                                 --------         --------
Total liabilities                                                                                  45,293           25,773


SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
          shares authorized, 4,485,168 and 4,362,605 issued and outstanding, respectively          36,737           36,611
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
          shares authorized, 7,359,667 and 6,293,000 issued and outstanding, respectively           4,973            3,973
Accumulated other comprehensive income (loss)                                                         (33)              24
Accumulated deficit                                                                               (20,062)          (1,847)
                                                                                                 --------         --------
Total shareholders' equity                                                                         21,615           38,761
                                                                                                 --------         --------
                                                                                                 $ 66,908         $ 64,534
                                                                                                 ========         ========


                 See notes to consolidated financial statements.

                           EduTrek International, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                  The Company
                                                ----------------------------------------------------------------------------------
                                                Fiscal Year Ended  Seven Months Ended  Fiscal Year Ended  Period from July 1, 1996
                                                   December 31,        December 31,          May 31,       (Date of Formation) to
                                                      1999                 1998               1998              May 31, 1997
                                                -----------------  ------------------  -----------------  ------------------------

Net revenues                                        $ 61,656             $ 23,848          $ 41,914                $23,590
Costs and expenses:
       Cost of education and facilities               36,408               12,775            16,927                  9,014
       Selling and promotional expenses               11,516                5,770             6,321                  2,428
       General and administrative expenses            21,806                9,189            10,516                  5,468
       Restructure expense                             4,803                   --                --                     --
       Amortization of goodwill                        1,011                  588             1,008                    696
       Acquisition costs                                  --                   --               487                     --
       Write-off of license fees and accrual
         of termination costs                             --                3,533                --                     --
                                                    --------              -------          --------                -------
           Total costs and expenses                   75,544               31,855            35,259                 17,606
                                                    --------              -------          --------                -------
Income (loss) from campus operations                 (13,888)              (8,007)            6,655                  5,984
Income from management agreement                          --                   --                23                    479
                                                    --------              -------          --------                -------
Income (loss) from operations                        (13,888)              (8,007)            6,678                  6,463
Interest expense                                       1,526                  234             1,328                  2,499
Other income -- net                                       21                   64             1,539                     20
                                                    --------              -------          --------                -------
Income (loss) before income taxes, minority
       interest, and extraordinary item              (15,393)              (8,177)            6,889                  3,984
(Benefit) provision for income taxes                     944               (3,280)            2,581                  1,981
                                                    --------              -------          --------                -------
Income (loss) before minority interest and
       extraordinary item                            (16,337)              (4,897)            4,308                  2,003
Minority interest in earnings of American
       University in Dubai                            (1,878)                (619)           (1,445)                    --
                                                    --------              -------          --------                -------
Income (loss) before extraordinary item              (18,215)              (5,516)            2,863                  2,003
Extraordinary loss less applicable
       income taxes                                       --                   --              (960)                    --
                                                    --------              -------          --------                -------
Net income (loss)                                   $(18,215)            $ (5,516)         $  1,903                $ 2,003
                                                    ========              =======          ========                =======

Earnings (loss) per share:
Basic income (loss) per share before
       extraordinary item                           $  (1.68)            $  (0.52)         $   0.30                $  0.29
Basic net income (loss) per share                   $  (1.68)            $  (0.52)         $   0.20                $  0.29

Diluted income (loss) per share before
       extraordinary item                           $  (1.68)            $  (0.52)         $   0.28                $  0.26
Diluted net income (loss) per share                 $  (1.68)            $  (0.52)         $   0.19                $  0.26

Average shares outstanding                            10,829               10,639             9,527                  7,000
Dilutive effect:
       Warrants                                           --                   --               240                    569
       Options                                            --                   --               441                     --
                                                    --------              -------          --------                -------
                                                          --                   --               681                    569
                                                    --------              -------          --------                -------
Average shares outstanding assuming dilution          10,829               10,639            10,208                  7,569

                 See notes to consolidated financial statements.

                         EDUTREK INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                             The Predecessor
                                                           -------------------
                                                           Period from June 1,
                                                              1996 through
                                                             October 8, 1996
                                                           -------------------
Net revenues                                                      $ 6,189
Costs and expenses:
  Cost of education and facilities                                  3,256
  Selling and promotional expenses                                  1,335
  General and administrative expenses                               2,739
  Rents paid to majority stockholders                                  49
                                                                   ------
    Total costs and expenses                                        7,379
                                                                   ------
Income (loss) from campus operations                               (1,190)
Income (loss) from management agreement                               (21)
                                                                   ------
Income (loss) from operations                                      (1,211)
Interest expense                                                      258
Other income - net                                                    164
                                                                   ------
Income (loss) before income taxes, minority interest, and
  extraordinary item                                               (1,305)
Provision for income taxes                                             --
                                                                   ------
Net income (loss)                                                 $(1,305)
                                                                   ======

               See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           The Predecessor
                                                                         -------------------
                                                                         Period from June 1,
                                                                            1996 through
                                                                           October 8, 1996
                                                                         -------------------
Net income (loss)                                                        $            (1,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                        392
    Bad debt expense                                                                      69
    Increase in accounts receivable                                                     (192)
    Increase (decrease) in accounts payable and accrued
      liabilities                                                                       (461)
    Increase in unearned revenues                                                      3,135
    Increase in value-added taxes payable                                                190
    Decrease in income taxes payable                                                      --
    Other                                                                               (415)
                                                                         -------------------
  Net cash provided by operating activities                                            1,413
                                                                         -------------------

INVESTING ACTIVITIES
  Purchases of property, plant, and equipment                                           (118)
  Net increase in note receivable from related parties
    and former stockholders                                                             (170)
                                                                         -------------------
  Net cash used in investing activities                                                 (288)
                                                                         -------------------

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                     750
  Principal repayments on long-term debt                                                (234)
  Principal payments under capital lease obligations                                     (94)
  Net receipts (payments) -- line-of-credit                                              151
  Distributions to stockholders                                                       (1,890)
  Capital contribution from stockholder                                                   --
  Other                                                                                  120
                                                                         -------------------
  Net cash used in financing activities                                               (1,197)
                                                                         -------------------

  Effect of change rate changes on cash                                                  (12)
                                                                         -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (84)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           453
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $               369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                             $               295
    Income taxes                                                                          --

                See notes to consolidated financial statements.

                           EduTrek International, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                                                          Accumulated
                                                                                            Other
                                                                          Stockholders'  Comprehensive  Accumulated
Predecessor                                Common Stock  Paid-In Capital      Notes         Income        Deficit     Total
-----------                                ------------  ---------------  -------------  -------------  -----------   -----
 Balance -- May 31, 1996                       $  1           $477          $(4,559)        $ 102         $(3,309)   $ (7,288)
Distribution to shareholders                                                                               (1,890)     (1,890)
Capital contributed by stockholder                                                                          1,239       1,239
Comprehensive loss:
   Net loss                                                                                                (1,305)     (1,305)
   Foreign currency translation                                                               (18)                        (18)
                                                                                                                     --------
   Total comprehensive loss                                                                                            (1,323)
Notes receivable and advances
  from shareholders                                                          (1,016)                                   (1,016)
                                               ----           ----          -------         -----         -------    --------
Balance -- October 8, 1996                     $  1           $477          $(5,575)        $  84         $(5,265)   $(10,278)
                                               ====           ====          =======         =====         =======    ========


                                                Common Stock --                                Accumulated     Retained
                                                Number of Shares    Common Stock     Common      Other         Earnings
                                                ----------------  ----------------   Stock    Comprehensive  (Accumulated
Company                                         Class A  Class B  Class A  Class B  Warrants  Income (loss)     Deficit)     Total
-------                                         -------  -------  -------  -------  --------  -------------  ------------  --------
Issuance of common stock -- July 1, 1996                  2,240            $1,000                                          $  1,000
Issuance of common stock in connection with
   the acquisition of EduTrek Systems, Inc.        105    1,995                                              $   (237)         (237)
Sale of common stock in connection with
   acquisition of Predecessor                             2,100             3,000                                             3,000
Issuance of common stock in exchange for
   certain fees                                    350            $   500                                                       500
Issuance of warrants in connection with
   acquisition of Predecessor                                                       $  677                                      677
Issuance of common stock in exchange for
   stock of Predecessor                            210                787                                                       787
Comprehensive income:
   Foreign currency translation                                                                $    147                         147
   Net income                                                                                                   2,003         2,003
                                                                                                                           --------
   Total comprehensive income                                                                                                 2,150
                                                 -----    -----   -------  ------   ------     ---------     --------      --------
Balance -- May 31, 1997                            665    6,335     1,287   4,000      677          147         1,766         7,877
Issuance of common stock net of initial
   public offering costs -- September 29, 1997   2,733             34,560                                                    34,560
Conversion of warrants to common stock             879                677             (677)                                      --
Conversion of Class B Common Stock to Class A
   Common Stock                                     42      (42)       27     (27)                                               --
Issuance of common stock under stock
   option plan                                      16                 13                                                        13
Comprehensive income:
   Foreign currency translation                                                                     (59)                        (59)
   Net income                                                                                                   1,903         1,903
                                                                                                                           --------
   Total comprehensive income                                                                                                 1,844
                                                 -----    -----   -------  ------   ------     ---------     --------      --------
Balance -- May 31, 1998                          4,335    6,293    36,564   3,973       --           88         3,669        44,294
Issuance of common stock under stock
   option plan                                      28                 47                                                        47
Comprehensive loss:
   Foreign currency translation                                                                     (64)                        (64)
   Net loss                                                                                                    (5,516)       (5,516)
                                                                                                                           --------
   Total comprehensive loss                                                                                                  (5,580)
                                                 -----    -----   -------  ------   ------     ---------     --------      --------
Balance -- December 31, 1998                     4,363    6,293    36,611   3,973       --           24        (1,847)       38,761
Issuance of common stock under stock
   option plan                                      81                 93                                                        93
Issuance of common stock under the Employee
   Stock Purchase Plan                              41                 33                                                        33
Issuance of Class B common stock in exchange
   for Steve Bostic convertible debt                      1,067             1,000                                             1,000
Comprehensive loss:                                                                                                              --
   Foreign currency translation                                                                     (57)                        (57)
   Net loss                                                                                                   (18,215)      (18,215)
                                                                                                                           --------
   Total comprehensive loss                                                                                                 (18,272)
                                                 -----    -----   -------  ------   ------     ---------     --------      --------
Balance -- December 31, 1999                     4,485    7,360   $36,737  $4,973   $   --     $    (33)     $(20,062)     $ 21,615
                                                 =====    =====   =======  ======   ======     ========      ========      ========

                 See notes to consolidated financial statements.

                           EduTrek International, Inc
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                 The Company
                                                                                ---------------------------------------------
                                                                                  Fiscal Year Ended        Seven Months Ended
                                                                                   December 31,                December 31,
                                                                                       1999                        1998
                                                                                -------------------        -------------------
Net income (loss)                                                               $        (18,215)          $        (5,516)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                       3,936                     1,801
       Restructure expense                                                                 4,803                        --
       Bad debt expense                                                                    1,851                       310
       Write-off of license fees                                                              --                     3,533
       Write-off of pre-opening costs                                                         --                       141
       Extraordinary loss                                                                     --                        --
       Gain on sale of aircraft                                                               --                        --
       Amortization of loan discount                                                          --                        --
       Decrease (increase) in accounts receivable                                         (1,242)                     (477)
       Decrease (increase) in prepaid expenses                                               141                        --
       Decrease (increase) in deferred taxes                                               2,804                    (2,177)
       Decrease (increase) in income taxes receivable                                     (1,551)                       --
       Increase (decrease) in accounts payable and accrued liabilities                     1,206                     3,216
       Increase (decrease) in unearned revenues                                              935                     4,154
       Increase (decrease) in value-added taxes payable                                      (28)                      316
       Increase (decrease) in income taxes payable                                            --                    (1,616)
       Other                                                                               1,543                      (991)
                                                                                ----------------           ---------------
    Net cash (used in) provided by operating activities                                   (3,817)                    2,694
                                                                                ----------------           ---------------
INVESTING ACTIVITIES
    Purchases of property, plant, and equipment                                           (2,983)                   (3,651)
    Additions to licenses, pre-opening, and curriculum development costs                    (901)                   (3,552)
    Sale of property, plant, and equipment                                                    --                        --
    Acquisition of Predecessor                                                                --                        --
    Net increase in note receivable from related parties and former
       stockholders                                                                            --                        --
                                                                                ----------------           ---------------
    Net cash used in investing activities                                                 (3,884)                   (7,203)
                                                                                ----------------           ---------------
FINANCING ACTIVITIES
    Borrowings - Net                                                                       9,568                     1,820
    Principal payments under capital lease obligations                                    (1,483)                     (460)
    Increase in deferred loan costs                                                         (223)                       --
    Principal repayments on long-term debt                                                    --                        54
    Proceeds from issuance of common stock                                                    --                        --
    Proceeds from long-term borrowings                                                        --                        --
    Other                                                                                    161                        46
                                                                                ----------------           ---------------
    Net cash provided by financing activities                                              8,023                     1,460
                                                                                ----------------           ---------------
    Effect of exchange rate changes on cash                                                  (40)                      (15)
                                                                                ----------------           ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         282                    (3,064)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,779                     5,843
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $          3,061           $         2,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                            1,505           $           150
       Income taxes                                                                          198                       679
                                                                                                    The Company
                                                                                -------------------------------------------------
                                                                                Fiscal Year Ended        Period from July 1, 1996
                                                                                    May 31,               (Date of Formation) to
                                                                                     1998                      May 31, 1997
                                                                                -----------------        ------------------------
Net income (loss)                                                               $       1,903                  $     2,003
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                    2,718                        1,626
       Restructure expense                                                                 --                           --
       Bad debt expense                                                                   307                          126
       Write-off of license fees                                                           --                           --
       Write-off of pre-opening costs                                                      --                           --
       Extraordinary loss                                                               1,600                           --
       Gain on sale of aircraft                                                          (991)                          --
       Amortization of loan discount                                                       22                          146
       Decrease (increase) in accounts receivable                                      (2,920)                       1,334
       Decrease (increase) in prepaid expenses                                             --
       Decrease (increase) in deferred taxes                                             (137)                         225
       Decrease (increase) in income taxes receivable                                      --
       Increase (decrease) in accounts payable and accrued liabilities                    561                          796
       Increase (decrease) in unearned revenues                                           325                       (6,508)
       Increase (decrease) in value-added taxes payable                                  (449)                        (323)
       Increase (decrease) in income taxes payable                                       (140)                       1,537
       Other                                                                             (113)                         394
                                                                                -------------                  -----------
    Net cash (used in) provided by operating activities                                 2,686                        1,356
                                                                                -------------                  -----------
INVESTING ACTIVITIES
    Purchases of property, plant, and equipment                                        (2,681)                        (681)
    Additions to licenses, pre-opening, and curriculum development costs               (1,440)                          --
    Sale of property, plant, and equipment                                              2,076                           --
    Acquisition of Predecessor                                                             --                      (30,747)
    Net increase in note receivable from related parties and former
       stockholders                                                                        --                           --
                                                                                -------------                  -----------
    Net cash used in investing activities                                              (2,045)                     (31,428)
                                                                                -------------                  -----------
FINANCING ACTIVITIES
    Borrowings - Net                                                                       --                         (938)
    Principal payments under capital lease obligations                                   (346)                         (52)
    Increase in deferred loan costs                                                        --                       (1,321)
    Principal repayments on long-term debt                                            (33,347)                         (26)
    Proceeds from issuance of common stock                                             34,560                        4,000
    Proceeds from long-term borrowings                                                  4,043                       29,117
    Other                                                                                (400)                          --
                                                                                -------------                  -----------
    Net cash provided by financing activities                                           4,510                       30,780
                                                                                -------------                  -----------
    Effect of exchange rate changes on cash                                                14                          (30)
                                                                                -------------                  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    5,165                          678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            678                           --
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       5,843                  $       678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                 $       1,567                  $     1,690
       Income taxes                                                                     2,047                           45

                See notes to consolidated financial statements.

                           EDUTREK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 COMPANY--AS OF DECEMBER 31, 1999 AND 1998, AND FOR THE YEAR ENDED DECEMBER 31,
  1999, THE SEVEN MONTHS ENDED DECEMBER 31, 1998, THE YEAR ENDED MAY 31, 1998,
     AND THE PERIOD FROM JULY 1, 1996 (DATE OF FORMATION) TO MAY 31, 1997,
        PREDECESSOR--FOR THE PERIOD FROM JUNE 1, 1996 TO OCTOBER 8, 1996

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

         Acquisition - The Company, formerly known as E Holdings, Inc., was organized by Mr. Steve Bostic, the Company's current Chairman and Chief Executive Officer, on July 1, 1996 for the purpose of acquiring all of the capital stock of EduTrek Systems, Inc. ("EduTrek Systems") (a company also controlled by Mr. Bostic), AIU (formerly known as American European Corporation), and American College in London, Ltd. U.S., as well as 85% of the membership interests of American European Middle East Corporation, L.L.C. ("AEMEC" which, together with AIU and American College in London, Ltd., U.S. are collectively referred to herein as the "Predecessor"). On October 8, 1996, the Company acquired the capital stock and membership interests of the Predecessor, which, prior to its acquisition, operated The American College, now known as AIU. The purchase price for the acquisition of the Predecessor was approximately $38.0 million. Also on October 8, 1996, the Company acquired all of the issued and outstanding capital stock of EduTrek Systems for an aggregate of 105,000 shares of Class A Common Stock and 1,995,000 shares of Class B Common Stock.

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

         Government Regulation - The Company and AIU are subject to extensive regulation by federal, state, and foreign governmental agencies, and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the U.S. Department of Education (the "Regulations") set forth numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs"). For example, the HEA and Regulations: (i) establish certain financial responsibility and administrative capability standards, (ii) establish maximum acceptable rates of default by students on federally guaranteed or funded student loans, (iii) restrict the ability of a school or its parent corporation to engage in certain types of transactions that would result in a change in ownership and control of that school or corporation, (iv) limit the proportion of school revenues that may be derived from Title IV Programs, and (v) prohibit the payment of certain types of incentives to personnel engaged in student recruiting and admissions activities. See Note 16 for discussion of the Company's noncompliance with financial responsibility standards as of December 31, 1999.

         With the enactment of the Higher Education Amendments of 1992, proprietary schools, such as AIU, would cease to be eligible to participate in Title IV Programs if on a cash basis of accounting, more than 85% of its revenues from eligible programs for the prior fiscal year were derived from Title IV Programs. This was known as the 85/15 Rule. The percentages have been changed to 90/10 with the enactment of the Higher Education Amendments of 1998 for any fiscal year containing the October 1, 1998 effective date. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Each year, every institution participating in Title IV Programs must submit consolidated financial statements demonstrating compliance with this standard. For the fiscal year end December 31, 1999 not more than 50% of AIU's revenues were derived from Title IV Programs. The Company regularly monitors compliance with this requirement in order to minimize the risk that AIU would derive more than 90% of its revenues from Title IV Programs for any fiscal year. If AIU appears likely to approach the 90% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

         Other - The Company effected a 7 for 1 stock split in June 1997. All share and per share data information in the accompanying consolidated financial statements have been restated to reflect the stock split as if such had occurred as of the earliest period presented.

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



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Change in Fiscal Year - During the seven months ended December 31, 1998, the Board of Directors adopted a change in the fiscal year end of the Company from May 31 to December 31. The Company historically experienced seasonality in its results of operations as a result of lower student enrollments in the summer terms. This seasonality will be mitigated by new educational programs which are offered throughout the year, thereby decreasing seasonality and the need for a May 31 year-end.

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

         The consolidated financial statements include the accounts of the Company, AIU, the American College in London Ltd. U.S., AEMEC, Dubai, and the American College in London, Ltd., a registered British corporation that is wholly owned by The American College in London, Ltd. U.S. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Cash at December 31, 1999, December 31, 1998 and May 31, 1998 includes approximately $176,500, $474,000 and $218,000, respectively, which is restricted to expenditures for scholarships and other awards to students. A corresponding liability has been recorded for these funds until they are disbursed.

         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation for property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to ten years.

         Intangible Assets - Goodwill is amortized over 40 years using the straight-line method.

         Curriculum Development Costs - The Company's policy is to capitalize direct costs incurred in the production of and improvements to educational courses. These direct costs, which are included in other assets, primarily include salaries for staff directly engaged in the curriculum development process and are amortized over a two to three year period beginning in the month the courses are placed into service.

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

         Licenses - The Company capitalizes license fees and amortizes the fees over the life of the agreement. During the year ended May 31, 1998, the Company capitalized and began amortizing a $450,000 license fee paid to ITI Education Corporation ("ITI") for the use of an information technology curriculum in the Masters of Information Technology program in Atlanta, GA. Also during the year ended May 31, 1998, the Company entered into a ten-year license agreement with ITI Learning Systems, Inc. (a wholly-owned subsidiary of ITI) for the use of an information technology curriculum at subsequent locations. The cost of this license was $750,000, which was paid in July 1998. The license fee for subsequent locations in the District of Columbia, Los Angeles, and Miami was $900,000 per location and was paid during the seven months ended December 31, 1998.

         The Company decided to phase out the licensed ITI curriculum in favor of its own internally developed information technology curriculum and to negotiate the termination of the licensing agreement. As a result, the Company elected to write-off related license fees during the seven months ended December 31, 1998 (see note 8).

         Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews projected undiscounted cash flows of the underlying long-lived asset to determine if the assets are impaired. If there is an indication of impairment, the Company records a valuation allowance against the applicable long-lived assets. All long-lived assets to be disposed of will be reported at the lower of carrying amount or fair value less cost to sell.

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

         New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued in June 1998. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", was issued in June 1999, deferring the effective date of FAS 133 from June 15, 1999 to June 15, 2000 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its reported financial position, results of operations, cash flows or financial statement disclosures.

         Foreign Currency Translation - Assets and liabilities of the Company's United Kingdom operations are translated from Pounds Sterling into U.S. dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of shareholders' equity and comprehensive income.

         Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Company and has concluded that substantially all of the Company's financial instruments have terms such that their book value approximates fair value.

         Reclassifications - Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 3 - OTHER CURRENT ASSETS

         Other current assets at December 31, 1999 and December 31, 1998 consist of the following (in thousands):

                                                               December 31, 1999    December 31, 1998
                                                               -----------------    -----------------
    Prepaid expenses                                                      $1,107               $1,248

    Other                                                                     16                   40
                                                                          ------               ------
                                                                          $1,123               $1,288
                                                                          ======               ======


NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                               December 31, 1999         December 31, 1998
                                                               -----------------         -----------------
    Furniture, fixtures, and equipment                                   $16,199                   $11,754
    Leasehold improvements                                                 6,911                     4,683
    Library books                                                            807                       653
    Other                                                                     80                         0
                                                                         -------                   -------
                                                                          23,997                    17,090
    Less accumulated depreciation and amortization                         4,583                     2,119
                                                                         -------                   -------
                                                                         $19,414                   $14,971
                                                                         =======                   =======

         Depreciation expense for property, plant, and equipment was approximately $2,346,600, $887,000, $1,275,000, $766,000, and $391,000 for the
fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the fiscal year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, and the period from June 1, 1996 to October 8, 1996, respectively.

NOTE 5 - CAPITAL LEASES AND OTHER

         Capital leases and other at December 31, 1999 and December 31, 1998 is summarized as follows (in thousands):

                                                               December 31, 1999           December 31, 1998
                                                               -----------------           -----------------
    Capital lease obligations                                             $9,620                      $7,167
    Directors and officers insurance and other                                75                         340
                                                                          ------                      ------

                                                                           9,695                       7,507
    Less current portion                                                  $2,197                      $1,686
                                                                          ------                      ------
                                                                          $7,498                      $5,821
                                                                          ======                      ======


NOTE 6 - EMPLOYEE BENEFIT PLAN

         The Company maintains a qualified 401(k) Plan available to full-time employees who meet the Plan's eligibility requirements. This Plan, which is a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on an allocated portion of a discretionary annual contribution. Company contributions to the Plan for matching of employee contributions were approximately $122,000, $50,000, $77,000, and $51,000 for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, respectively.

NOTE 7 - LEASES

         The Company leases office and classroom space, dormitories, and various items of equipment under lease agreements with varying expiration dates through January 2010. Many of the lease agreements contain renewal clauses with various terms; however, none of the leases contain any significant restrictions.

These lease agreements contain provisions for rent escalations, which are either tied to the Consumer Price Index or require a specific percentage increase annually. These leases are classified as operating leases.

         The Company also leases various other assets under agreements, which are classified as capital leases. The net book value of these assets at December 31, 1999 and December 31, 1998 was as follows (in thousands):

                                                           December 31, 1999       December 31, 1998
                                                           -----------------       -----------------
    Furniture, fixtures, and equipment                               $11,625                  $8,129
    Less accumulated amortization                                      1,753                     605
                                                                     -------                  ------
                                                                     $ 9,872                  $7,524
                                                                     =======                  ======

         For the years ending December 31, future minimum lease payments and present value of net minimum lease payments under capital leases and future minimum lease payments under noncancellable operating leases are as follows:

                                                                       Capital       Operating
    Year ending December 31:                                            Leases         Leases
                                                                        ------         ------
    2000                                                             $ 3,147,633    $11,994,754
    2001                                                               2,607,474     10,768,400
    2002                                                               2,208,107      9,360,194
    2003                                                               2,094,878      8,544,354
    2004                                                               1,695,632      8,270,888
    Thereafter                                                           264,452     38,900,287
                                                                     -----------    -----------
         Total minimum lease payments                                $12,018,176    $87,838,876
                                                                     ===========    ===========
    Less amount representing interest                                 (2,398,261)
                                                                     -----------
         Present value of net minimum lease payments                 $ 9,619,915
                                                                     ===========

         Rent expense incurred for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the year ended May 31, 1998, the period from July 1, 1996 to May 31, 1997, and the period from June 1, 1996 to October 8, 1996, under all operating leases was approximately $14,000,700, $3,472,500, $5,444,000, $3,101,000 and $1,337,000, respectively.

NOTE 8 - WRITE-OFF OF LICENSE FEES AND ACCRUAL OF TERMINATION COSTS

         During the year ended May 31, 1998, the Company and ITI entered into an agreement whereby the Company licensed information technology curriculum from ITI. The Company's practice was to capitalize and then amortize over ten years license fees paid to ITI. The Company decided to phase out the licensed ITI curriculum in favor of its own internally developed information technology curriculum and to negotiate the termination of the licensing agreement. As a result, the Company elected to write-off related license fees of $3,333,000 during the seven months ended December 31, 1998. The estimated phase-out costs range from $200,000 to $500,000; management believes the ultimate cost to phase-out this curriculum agreement will be $200,000, which is accrued as of December 31, 1999 and 1998.

NOTE 9 - CONSULTING AND EMPLOYMENT AGREEMENTS

         In connection with the acquisition of the Predecessor, the Company entered into consulting and employment agreements with the selling shareholders and other officers of American European Corporation. Additionally, the Company entered into an employment agreement with an officer of the Company.

         During 1999, the employment agreement with the officer of the Company was terminated. Amounts paid to the officer relating to the employment contract, and charged to operations, totaled approximately $165,000, $96,250, $165,000, and $27,500 for the fiscal year ended December 31,1999, the seven months ended December 31, 1998, for the year ended May 31, 1998, and for the period from July 1, 1996 to May 31, 1997, respectively.

         Also during 1999, the remaining portion of one of the consulting agreements was negotiated for a settlement amount of approximately $131,000, which was charged to operations.

         For the fiscal year ended December 31, 1999, seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, such consulting and employment agreement payments, which were charged to operations, totaled $525,000, $464,000, $716,000, and $705,000, respectively. Future payments under these agreements for the years ending December 31 are as follows (in thousands):


                2000                                       $285
                2001                                       $214




NOTE 10 - INCOME TAXES

         Income tax expense for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the fiscal year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, respectively consists of (in thousands):

                                                                                                          Period from July 1, 1996
                                         Fiscal Year Ended     Seven Months Ended     Fiscal Year Ended    (Date of Formation) to
                                         December 31, 1999      December 31, 1998       May 31, 1998            May 31, 1997
                                         -----------------     ------------------     -----------------   ------------------------
Current:
  Federal                                       $  (1,495)             $  (1,103)             $   2,238                  $   1,423
  State                                              (365)                    --                    480                        333
                                                ---------              ---------              ---------                  ---------
     Total current (benefit) provision             (1,860)                (1,103)                 2,718                      1,756

Deferred:
  Federal                                           2,436                 (1,600)                  (117)                       194
  State                                               368                   (577)                   (20)                        31
                                                ---------              ---------              ---------                  ---------
     Total deferred (benefit) provision             2,804                 (2,177)                  (137)                       225
                                                ---------              ---------              ---------                  ---------
     Total provision (benefit)                  $     944              $  (3,280)             $   2,581                  $   1,981
                                                =========              =========              =========                  =========

         The following is a reconciliation of the statutory tax rate to the Company's effective tax rate for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the fiscal year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, respectively:


                                                                                                         Period from July 1, 1996
                                               Fiscal Year Ended  Seven Months Ended  Fiscal Year Ended   (Date of Formation) to
                                               December 31, 1999   December 31, 1998     May 31, 1998           May 31, 1997
                                               -----------------  ------------------  -----------------  ------------------------

Statutory rate                                       (34.00)%           (34.00)%            34.00 %                34.00%
State income taxes (net of Federal benefit)            0.01 %            (4.30)%             4.40 %                 6.03%
Permanent Differences:
  Nondeductible goodwill and other
    nondeductible expenses                             1.99 %             2.28 %             4.97 %                 9.69%
  Valuation Allowance                                 39.00 %
  Other                                               (0.87)%            (4.09)%            (5.90)%                     %
                                                     ------             ------              -----                  -----
     Effective rate                                    6.13 %           (40.11)%            37.47 %                49.72%
                                                     ======             ======              =====                  =====


         The effects of temporary differences, which gave rise to the deferred tax asset at December 31, 1999 and 1998, respectively, are as follows (in thousands):

                                                                  December 31, 1999                December 31, 1998
                                                             ---------------------------        ------------------------
                                                             Current           Long Term        Current        Long Term
                                                             ---------------------------        ------------------------
Deferred tax assets (liabilities) arising from:
     Net operating loss carryforward                                           $ 4,411                          $2,112
     Unearned revenue                                        $   230                             $217
     Deferred rent                                                                 974                             384
     Bad debts                                                   788
     Property, plant and equipment basis difference                               (552)
     Restructuring accrual                                     1,686
     Other                                                       398               (46)            91
                                                             -------           -------           ----           ------
                                                             $ 3,102           $ 4,787           $308           $2,496
Valuation Allowance                                          $(3,102)          $(4,787)          $ --           $   --
                                                             -------           -------           ----           ------
                                                             $    --           $    --           $308           $2,496
                                                             =======           =======           ====           ======

         In 1999, the Company utilized a net operating loss carryback of $4,622,239 and $4,091,322 for federal and state income tax purposes, respectively, which resulted in an income tax receivable of $1,717,000. The Company received $1,471,990 of the refund in January 2000. The Company's net operating loss carryforward as of December 31, 1999 of $11,470,016 expires in 2019. Management believes the recoverability of the Company's net domestic deferred tax asset is uncertain due to the recent domestic losses and therefore provided a valuation reserve allowance of 100% against this asset in 1999.

NOTE 11 - U.S. AND FOREIGN OPERATIONS

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

         Net revenues and income (loss) from operations by geographic area for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the fiscal year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, and identifiable assets by geographic area at December 31, 1999, December 31, 1998, May 31, 1998 and May 31, 1997 are as follows (in thousands):

                                                                                                     Period from July 1, 1996
                                 Fiscal Year Ended    Seven Months Ended       Fiscal Year Ended      (Date of Formation) to
                                 December 31, 1999    December 31, 1998           May 31, 1998             May 31, 1997
                                 -----------------    -------------------      -----------------     ------------------------
Net revenues:
   United States                        $ 40,566           $ 13,981                 $ 22,453                 $ 13,437
   United Kingdom                         14,251              6,990                   14,595                   10,153
   Dubai, UAE                              6,839              2,877                    4,866                       --
                                        --------           --------                 --------                 --------
      Total                             $ 61,656           $ 23,848                 $ 41,914                 $ 23,590
                                        ========           ========                 ========                 ========

Income (loss) from operations:
   United States                        $ (2,185)          $      6                 $  8,089                 $ 10,533
   United Kingdom                          3,878              1,826                    5,873                    4,385
   Dubai, UAE                              2,844                959                    2,257                      479
   Home Office                           (18,425)           (10,798)                  (9,541)                  (8,934)
                                        --------           --------                 --------                 --------
      Total                             $(13,888)          $ (8,007)                $  6,678                 $  6,463
                                        ========           ========                 ========                 ========

Identifiable assets:
   United States                          62,248           $ 60,001                 $ 52,725                 $ 46,141
   United Kingdom                          2,302              2,753                    2,216                    1,530
   Dubai, UAE                              2,358              1,780                      828                       --
                                        --------           --------                 --------                 --------
      Total                             $ 66,908           $ 64,534                 $ 55,769                 $ 47,671
                                        ========           ========                 ========                 ========

NOTE 12 - STOCK OPTION PLAN

         On July 1, 1999, the Company offered an Employee Stock Purchase Plan ("ESPP") through which full-time employees have the opportunity to purchase Class A Common Stock at 85% of the fair market value at the start or end date of each six-month enrollment period (whichever is lower). The maximum number of shares that can be sold through the Employee Stock Purchase Plan is 500,000.

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

         In the year ended December 31, 1999, fixed stock options to purchase an aggregate of 403,700 shares of Class A Common Stock were granted to certain officers and employees of the Company, exercisable at a weighted average exercise price of $4.58 per share, which was above the weighted average fair market value of $4.49. Generally, these options vest over a five-year period beginning on the first anniversary of the date of grant.

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

         The estimated weighted average fair value of options granted during the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, and the year ended May 31, 1998 was $1.99, $5.32, and $7.82, respectively. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the ESPP and the Plan. Accordingly, no compensation cost has been recognized for the ESPP or the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123 "Accounting for Stock Based Compensation", additional compensation expense of $615,000, $306,000, $425,000, and $13,200 would have been recorded for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997, respectively. Accordingly, the Company's net income (loss) and earnings (loss) per share for the fiscal year ended December 31, 1999, the seven months ended December 31, 1998, the year ended May 31, 1998, and the period from July 1, 1996 to May 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                       Year Ended         Seven Months Ended        Year Ended       Period from
                                       ----------         ------------------        ----------     ---------------
                                                                                                   July 1, 1996 to
                                    December 31, 1999      December 31, 1998       May 31, 1998      May 31, 1997
                                    -----------------      -----------------       ------------    ---------------
Net income (loss):
     As reported                      $(18,215,000)              $(5,516,000)        $1,903,000         $2,002,690
     Pro forma                        $(18,830,000)              $(5,822,000)        $1,478,000         $1,989,490
Basic net income (loss) per
     Share:
     As reported                      $      (1.68)              $     (0.52)        $     0.20         $     0.29
     Pro forma                        $      (1.74)              $     (0.55)        $     0.16         $     0.28
Diluted net income (loss) per
     Share:
     As reported                      $      (1.68)              $     (0.52)        $     0.19         $     0.26
     Pro forma                        $      (1.74)              $     (0.55)        $     0.14         $     0.26

         The fair value of options granted under the Plan during the above periods was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for the year ended December 31, 1999, the seven months ended December 31, 1998, the year ended May 31, 1998 and the period from July 1, 1996 to May 31, 1997:

                                           Year Ended        Seven Months Ended         Year Ended         Period from
                                        ---------------------------------------      ------------------------------------
                                        December 31, 1999     December 31, 1998        May 31, 1998      July 1,1996 to
                                        -----------------     -----------------      --------------       May 31, 1997
                                                                                                         ----------------
Expected volatility                            60.0%                48.6%                  52.6%               0.0%
Risk-free interest rate                        5.35%                 4.9%                   5.8%               6.2%
Dividend yield                                  0.0%                 0.0%                   0.0%               0.0%
Expected life                                   3.3                 3.74                   3.97               3.91
Annual forfeiture rate                         15.0%                 3.0%                   3.0%               3.0%

         The following table set forth activity in the Company's Plan:

                                                       All Subsequent Options              Initial (March 31, 1997) Options
                                                ----------------------------------       ------------------------------------
                                                                  Weighted Average                           Weighted Average
                                                  Shares           Exercise Price          Shares             Exercise Price
                                                ---------         ----------------       ---------           ----------------
Outstanding, June 1, 1996
     Granted                                                                              415,877                $ 0.7714
                                                                                         --------
Outstanding, May 31, 1997                                                                 415,877                $ 0.7714
     Granted                                      299,644              $ 17.07
     Exercised                                                                            (16,360)               $ 0.7714
     Canceled                                                                              (1,400)               $ 0.7714
                                                 --------                                --------
Outstanding, May 31, 1998                         299,644             $  17.07            398,117
     Granted                                       87,000             $  12.46
     Exercised                                     (2,000)            $  14.00            (22,204)               $ 0.7714
     Canceled                                     (59,000)            $  14.71            (16,380)               $ 0.7714
                                                 --------                                --------
Outstanding, December 31, 1998                    325,644             $   6.50            359,533                $ 0.7714
     Granted                                      403,700             $   4.58
     Exercised                                     (4,200)            $ 0.7714           (128,263)               $ 0.7714
     Canceled                                    (341,215)            $   6.23            (73,310)               $ 0.7714
                                                 --------                                --------
Outstanding, December 31, 1999                    383,929             $   4.53            157,960                $ 0.7714
Exercisable, December 31, 1999                     34,023             $   6.03             47,430                $ 0.7714

         The following table summarizes certain information about the stock options outstanding as of December 31, 1999:

                                                                        Weighted Average
                                                                            Remaining
  Exercise Price                 Options Outstanding                  Contractual Life (yrs)
  --------------                 -------------------                  ----------------------
   $        0.7714                      171,260                                7.2
   $  1.00 - $3.50                      119,500                                9.8
   $  4.00 - $4.75                       55,500                                9.5
   $  5.00 - $6.06                       15,450                                9.4
   $          6.50                      173,179                                8.5
   $  7.00 - $7.25                        7,000                                9.2
   ---------------                    ---------                              -----
   $0.7714 - $7.25                      541,889                                8.5

NOTE 13 - RELATED PARTY TRANSACTIONS

         Three members of the family of the Company's Chairman and Chief Executive Officer terminated their employment with EduTrek International, Inc. during the three months ended June 30, 1999. Termination payments of approximately $247,000 were accrued in June 1999 with payments scheduled through May 2000. As of December 31, 1999, there was approximately $112,291 remaining to be paid.

         On August 27, 1999, the Company borrowed $1,000,000 from R. Steven Bostic, the Company's Chairman and Chief Executive Officer. This loan paid interest at the Eurodollar rate (as defined in the promissory note evidencing this indebtedness), plus 2.0%. The note was convertible, at any time at the option of Mr. Bostic, into shares of the Company's Class B common stock at a price equal to the lower of $2.875 per share or the closing price of the Company's Class A common stock on the date of notice of such conversion. On December 2, 1999, Mr. Bostic gave notice of his conversion of the Promissory Note to the Company's Class B common stock. Based on the closing price of the Company's Class A common stock on December 2, 1999, the Promissory Note was converted into 1,066,667 shares of the Company's Class B common stock.

NOTE 14 - LEGAL PROCEEDINGS

         From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business. A number of such legal proceedings are currently pending. Based on the Company's assessment of known claims and discussions with outside legal counsel, the Company believes that there is no proceeding pending against the Company relating to such matters arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company's consolidated financial position, results of operations and liquidity.

NOTE 15 - LINE OF CREDIT

         The Company has a $10,000,000 revolving line of credit ("Line A") and a $4,350,000 revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

         Line A, as amended, matures on April 30, 2001, while amounts outstanding bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At March 30, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $1,911,000 in letters of credit against Line A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

         Line B, as amended, matures on the earlier of September 30, 2000 or 30 days after demand for payment by the bank. Line B requires that the principal amount outstanding must be reduced to $3,500,000 by July 1, 2000. Line B amounts outstanding bear interest at prime rate plus 2.00%. At March 31, 2000 the Company had outstanding borrowings under Line B of $4,350,000.

         The Company and its lender have entered into five amendments in 1999 and a sixth amendment in February 2000 to modify maturity dates of amounts outstanding under the line of credit and to modify financial covenants.

         In consideration for certain amendments to the Credit Agreement, the Company agreed to pay a fixed Arrangement Fee of $750,000, of which $250,000 was charged to operations in 1999. This entire Arrangement Fee is payable on the later of (1) the Facility B termination date or (2) the Termination Date of the Credit Agreement. The Company also agreed to pay a Contingent Arrangement Fee to the Lender equal to: (a) $200,000 upon failure of the Company to deliver to the bank by April 15, 2000, a letter of intent for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank and (b) $200,000 upon failure of the Company to deliver to the Lender by June 15, 2000, a definitive executed contract for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank.

         The Credit Agreement requires interest only payments until maturity, except for the required principal reductions described above. While the Company believes it will be able to make the regular interest payments, based on management's current projected earnings and cash flow, its ability to make the required payments of principal on a timely basis is presently in doubt.

         On March 13, 2000, the Lender waived a financial covenant violation as of December 31, 1999. On March 30, 2000, the Lender waived a financial covenant violation as of January 31, 2000.

         On August 27, 1999, the Company borrowed $1.0 million from R. Steven Bostic, the Company's Chairman and Chief Executive Officer. The amount outstanding under the Promissory Note was convertible, at any time at the option of Mr. Bostic, into shares of the Company's Class B common stock at a price equal to the lower of $2.875 per share or the closing price of the Company's Class A common stock on the date of notice of conversion. On December 2, 1999, Mr. Bostic gave notice of his conversion of the Promissory Note to the Company's Class B common stock. Based on the closing price of the Company's Class A common stock on December 2, 1999, the Promissory Note was converted into 1,066,667 shares of the Company's Class B common stock.

         The extraordinary loss of $960,000, during the year ended May 31, 1998, net of taxes ($1,600,000 less the related income tax effect of $640,000) was from the retirement of the Company's term loan with NationsBank, N.A. and the retirement of its subordinate debt with Stratford Capital Partners, L.P. and GMM Investors SBIC, L.P. The funds used to retire the debt represented a portion of the proceeds from the sale of 2,990,000 shares of the Company's Class A Common Stock.

NOTE 16 - REGULATORY COMPLIANCE

         All institutions participating in Title IV programs must satisfy specific standards of financial responsibility. Institutions are evaluated for compliance with those standards annually as each institution submits its audited financial statements to the Department of Education (no later than July 1, 2000 for the Company with respect to the year ended December 31,
1999). The standards consist of an equity ratio, a primary reserve ratio, and a net income ratio. An institution that is determined by the Department of Education not to meet the standards is nonetheless entitled to participate in Title IV programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. As a result, the Company may be required to post an irrevocable letter of credit in an amount equal to 10% to 50% of the Title IV funds received by AIU students during the year ended December 31, 1999. Additionally, an institution would agree to disburse those funds only on a reimbursement basis (as described below).

         As of December 31, 1999, the Company was not in compliance with the financial responsibility standards of the Department of Education. The Company anticipates that it may be required to post an irrevocable letter of credit on or about July 2000 in the amount of up to approximately $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year. Approximately 50% of the Company's revenue is derived from Title IV funds. Failure to post a letter of credit, or reach some other acceptable agreement with the Department of Education would result in the termination of the Company as an institution eligible for Title IV financial aid and would severely impact future cash flows of the Company and possibly result in the Company being unable to continue its normal operations.

         If the Company were deemed not to meet financial responsibility standards, the Company could be required to receive Title IV funds from the Department of Education under the reimbursement payment method. Under this method, the Company would be required to first make disbursements to eligible students and parents through credits to the student's accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under the disbursement method would result in an approximate 30-60 days delay in the receipt by the Company of tuition monies under Title IV. Failure to finance the resulting additional liquidity needs could create material working capital shortages for the Company, if the Company is required to receive payments from the Department of Education under the reimbursement method. This liquidity financing could be in addition to the posting of the Letter of Credit in the amount of $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year.

         Certain states, in which the Company operates, have regulatory agencies which perform their own financial capability reviews. These reviews include fiscal tests, which the Company is not in compliance with, as of December 31, 1999. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.


NOTE 17 - COMPANY RESTRUCTURING ACTIVITIES

         In December 1999, the Company's Executive Officers and Board of Directors implemented procedures to restructure the Company in three different areas in order to reduce overall expenditures and restore positive cash flow of the Company. The three areas of restructure were: 1) reduction of Corporate overhead through elimination and consolidation of positions and space reductions, 2) the teach-out of current classes in the Washington D.C. campus and closure of the operation, and 3) termination of the lease for the current Northern Virginia campus site (operations never commenced in Northern Virginia), with plans for a new Northern Virginia site yet to be finalized. As a result, the Company established restructuring accruals at December 31, 1999 totaling $4.8 million. The accrual for severance and employment contracts included 16 employees. Revenue and income from operations of the Washington D.C. campus were $2,527,452 and ($2,075,102), respectively, for the year ended December 31, 1999, and $216,284 and ($704,000), respectively, for the seven months ended December 31, 1998 (the campus began operations in October 1998). The components of the restructure accrual consist of the following:

-  Lease termination and other related costs                         $4,137,135
-  Severance and employment contracts, and other related costs       $  666,340

NOTE 18 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported net losses of $18.2 million for the year ended December 31, 1999 and $5.5 million for the seven-month transition period ended December 31, 1998. The Company is highly leveraged and recent developments have had a material adverse effect on the Company's short-term liquidity and ability to service its debts. As of March 30 2000, the Company had $8.1 million of debt outstanding under Line A of the Credit Agreement, which matures at the earlier of April 30, 2001, or 30 days after the demand of the lender. Additionally, there is $1.9 million of letters of credit issued on behalf of the Company. The Company has an additional $4.3 million outstanding under Line B of the Credit Agreement ($2.3 million as of December 31, 1999), which is required to be reduced to $3.5 million as of July 1, 2000, with remaining maturity on September 30, 2000.

         Based upon management's current projected earnings and cash flow of the Company, without some form of capital infusion, pursuant to business combinations, strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof, management cannot be certain it will have the financial resources to make the required debt payments under its line of Credit Agreement when due in years 2000 and 2001. As a result, the Company has retained The Robinson-

Humphrey Company LLC to assist in determining short-term and long-term financial requirements and to evaluate potential refinancing and restructuring alternatives.

         If the Company does not make either the July 1, 2000, September 30, 2000, or the April 30, 2001 required debt payments, it may be unable to continue its normal operations, except to the extent permitted by its lender. Substantially all of the Company's assets are pledged as collateral under the line of credit.

          In addition, as discussed in Note 16, the Company has failed to meet the financial responsibility standards of the Department of Education as of December 31, 1999. As a result, management anticipates that the Company may be required to post a letter of credit of approximately $15.0 million with the Department of Education by July 2000. Therefore, the Company is evaluating certain approaches to restructuring or recapitalization to address this failure. These potential approaches include among other things, business combinations, a strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof. The objective is for the buyer, or buyers to inject sufficient capital to correct the financial responsibility deficiencies, and also to post any letters of credit required by the Department of Education. Failure to post a letter of credit would result in the termination of the Company as an institution eligible for student Title IV financial aid, which would severely and negatively affect cash flows of the Company and possibly result in the Company being unable to continue its normal operations.

         Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews. These reviews include fiscal responsibility tests, which the Company is not complying with, as of December 31, 1999. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

                                    PART III

         Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement"). The Company intends to file, within 120 days of December 31, 1999, a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission.

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

                                                                           PAGE
                                                                           ----
         Independent Auditors' Report
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. All financial statement schedules are omitted as the required information is inapplicable.

(a)(3) Exhibits. The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, either (i) the Company's registration statement on Form S-1, Registration Number 333-29603, as amended, declared effective by the Securities and Exchange Commission on September 23, 1997 (the "S-1"); (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (the "2/28/98 10-Q"); (iii) the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 ("May 1998 10-K"); (iv) the Company's Transition Report on Form 10-K for the seven month transition period ended December 31, 1999 (the "December 1998 10-K"); (v) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "6/10/99 10-Q"); or (vi) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ( the "9/30/99 10-Q"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         Exhibit Number         Description
         --------------         -----------
          *  2.1                Stock Purchase Agreement dated July 25, 1996 by and between EduTrek
                                International, Ltd., Thomas J. Barnette and Phillip J. Markert relating to the acquisition of the Predecessor (S-1)
          *  3(i)               Articles of Incorporation (S-1)
          *  3(i).1             Articles of Amendment to Articles of Incorporation, dated September 6,
                                1996 (S-1)
          *  3(i).2             Articles of Amendment to Articles of Incorporation, dated June 17, 1996
                                (S-1)
          *  3(ii)              Bylaws (S-1)
          *  4.1                Specimen Certificate of Class A Common Stock (S-1)
          *  10.1               Amended and Restated 1997 Incentive Plan (December 1998 10-K)
          *  10.3               Form of Incentive Stock Option Agreement (S-1)
          *  10.4               Form of Non-qualified Stock Option Agreement (S-1)
          *  10.5               Credit Agreement dated as of March 25, 1999 by and between the Company and First Union National Bank (December 1998 10-K)
          *  10.5.1             First Amendment to Credit Agreement dated as of May 27, 1999 between the Company and First Union National Bank (6/30/99 10-Q)
          *  10.5.2             Second Amendment to Credit Agreement and Waiver dated as of


                                August 16, 1999 between the Company and First Union National Bank
                                (9/30/99 10-Q)
          *  10.5.3             Third Amendment to Credit Agreement dated as of August 27, 1999 between the Company and First Union National Bank (9/30/99 10-Q)
          *  10.5.4             Fourth Amendment to Credit Agreement and Waiver dated as of
                                November 11, 1999 between the Company and First Union National Bank
                                (9/30/99 10-Q)
             10.5.5             Fifth Amendment to Credit Agreement dated as of December 23, 1999 between the Company and First Union National Bank
             10.5.6             Sixth Amendment to Credit Agreement dated as of February 9, 2000 between the Company and First Union National Bank
          *  10.6               Office Lease dated June 19, 1998 between the Company and W9/WLA Real
                                Estate Limited Partnership (December 1998 10-K)
          *  10.6.1             First Amendment dated September 4, 1998 to Office Lease dated
                                June 19, 1998 between the Company and W9/WLA Real Estate Limited
                                Partnership (December 1998 10-K)
          *  10.8               Promissory Note dated August 27, 1999 in favor of R. Steven Bostic in the principal amount of $1,000,000 (9/30/99 10-Q)
          *  10.9               Security Agreement dated as of August 27, 1999 between the Company and
                                R. Steven Bostic (9/30/99 10-Q)
          *  10.10              Agreement, dated October 1, 1995, by and between American Middle East
                                Corporation, LLC and Middle East College, Ltd., relating to the formation and operation of the University's campus in Dubai (S-1)
          *  10.10.1            Agreement, dated September 1, 1997, relating to Agreements, dated October 1, 1995 and January 24, 1996, by and between American
                                Middle East Corporation, LLC and Middle East College, Ltd., relating to the formation and operation of the University's campus in Dubai
                                (May 1998 10-K)
          *  10.11              Financial Operations Agreement, dated October 1, 1995, by and between
                                American European Middle East Corporation, LLC and Middle East
                                Colleges, Ltd., relating to the operation of the University's campus in
                                Dubai (S-1)
          *  10.12              Memorandum of Understanding, dated January 24, 1996, by and between American
                                European Middle East Corporation, LLC and Middle East Colleges, Ltd. (S-1)
          *  10.14              Anti-Dilution Rights Agreement, dated October 8, 1996, by and between E
                                Holdings, Inc. and Phillip J. Markert (S-1)
          *  10.15              Agent Agreement, dated March 13, 1996, by and between Target Marketing
                                Systems, Inc. and EduTrek Systems, Inc. (S-1)
          *  10.16              License Agreement, dated July 26, 1997, by and between ITI Learning
                                Systems, Inc., American European Corporation and the Company (S-1)
          *  10.17              Lease:  Embassy Row 500 Between EduTrek International, Inc., a Georgia
                                Corporation (Tenant) and a Maryland Corporation (Landlord) (2/28/98 10-Q)
          *  10.18              Lease Agreement dated June 30, 1998 between 1770 G Street Limited
                                Partnership and American Intercontinental University, Inc. (May 1998 10-K)
          *  21.1               Subsidiaries of the Registrant (S-1)
             23.1               Independent Auditors' Consent
             24.1               Power of Attorney of Paul D. Beckham
             24.2               Power of Attorney of Fred C. Davison
             24.3               Power of Attorney of Ronald P. Hogan
             24.4               Power of Attorney of Gaylen D. Kemp
             24.5               Power of Attorney of Gerald Tellefsen
             24.6               Power of Attorney of J. Robert Fitzgerald
             27.1               Financial Data Schedule (SEC only)


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EDUTREK INTERNATIONAL, INC.



Date:  March 30, 2000                   By:   /s/ Steve Bostic
                                              ---------------------------------
                                              Steve Bostic, Chairman and
                                              Chief Executive Officer
                                              (principal executive officer)


Date:  March 30, 2000                   By:   /s/ David J. Horn
                                              ---------------------------------
                                              David J. Horn, Chief Financial
                                              Officer (principal financial and
                                              accounting officer)

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


           Signature                                Title                               Date
           ---------                                -----                               ----

                                         Chairman and Chief Executive               March 30, 2000
   /s/   Steve Bostic                               Officer
   ---------------------------
   Steve Bostic


   /s/   David J. Horn                     Chief Financial Officer                  March 30, 2000
   ---------------------------
   David J. Horn


               *                                   Director                         March 30, 2000
   ---------------------------
   Paul D. Beckham


               *                                   Director                         March 30, 2000
   ---------------------------
   Fred C. Davison


               *                                   Director                         March 30, 2000
   ---------------------------
   Ronald P. Hogan


               *                                   Director                         March 30, 2000
   ---------------------------
   Gaylen D. Kemp


               *                                   Director                         March 30, 2000
   ---------------------------
   Gerald Tellefsen


               *                                   Director                         March 30, 2000
   ---------------------------
   J. Robert Fitzgerald


*  By:   /s/   David J. Horn
         ---------------------
         David J. Horn,
         as Attorney in fact pursuant to Powers
         of Attorney filed as exhibits to this Report

                                 EXHIBIT INDEX



EXHIBIT NUMBER    DESCRIPTION
--------------

10.5.5 Fifth Amendment to Credit Agreement dated December 23, 1999 between the Company and First Union National Bank
10.5.6 Sixth Amendment to Credit Agreement dated February 9, 2000 between the Company and First Union National Bank
23.1              Independent Auditors' Consent
24.1              Power of Attorney of Paul D. Beckham
24.2              Power of Attorney of Fred C. Davison
24.3              Power of Attorney of Ronald P. Hogan
24.4              Power of Attorney of Gaylen D. Kemp
24.5              Power of Attorney of Gerald Tellefsen
24.6              Power of Attorney of J. Robert Fitzgerald
27.1              Financial Data Schedule (SEC only)