Form 10-K/A
period 1999-12-31
EDUTREK INT INC
filed 2000-05-01
CIK 1041075

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  --------------------------------------------

                                  FORM 10-K/A
                  --------------------------------------------
                               Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1999
                  --------------------------------------------

                          Commission File No. 0-23021

                          EDUTREK INTERNATIONAL, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-2255472)
                                500 Embassy Row
                          6600 Peachtree Dunwoody Road
                             Atlanta, Georgia 30328
                                 (404) 965-8000

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      None
                  --------------------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                    Class A Common Stock, without par value
                  --------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant (2,765,727 shares) on April 25, 2000 was $4,148,591. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock as of April 25, 2000: 4,535,095 Class A shares and 7,359,667 Class B shares.

The following items are amended:

    Part III:
         Item 10.          Directors and Executive Officers of the Registrant.
         Item 11.          Executive Compensation.
         Item 12.          Security Ownership of Certain Beneficial Owners and
                               Management
         Item 13.          Certain Relationships and Related Transactions.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company are as follows:


       NAME                  AGE                     POSITION
       ----                  ---                     --------
Steve Bostic                 56       Chairman of the Board and Chief Executive
                                        Officer
Tina A. Garrison             37       Senior Vice President of Campus Operations
David J. Horn                47       Chief Financial Officer and Corporate
                                        Secretary
Donna L. West                42       Vice President, Human Resources
Paul D. Beckham              56       Director
Fred C. Davison              70       Director
Gaylen D. Kemp               47       Director
J. Robert Fitzgerald         60       Director
Ronald P. Hogan              59       Director
Gerald Tellefsen             61       Director

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

         Tina Garrison has served as the Senior Vice President of Campus Operations for the Company since February 1999. Ms. Garrison has been with AIU for 11 years in various positions including serving as the Buckhead (Atlanta) Campus President, Program Chair for Business, Institutional Effectiveness Coordinator, Acting Dean of Students, and Program Chair of Fashion Marketing. She is concluding her Ph.D. in Higher Education Administration (A.B.D.) at Georgia State University. Prior to her career at AIU, she worked in retail operations where she managed multiple retail sites.

         David J. Horn was appointed Chief Financial Officer effective November 3, 1999. Prior to joining the Company, Mr. Horn served as the interim Chief Financial Officer of the Atlanta Public School System from September 1998 to October 1999. From June 1996 through September 1998, Mr. Horn was Chief Financial Officer of AJC International, Inc., a privately held global food distributor. From 1995 to 1996, Mr. Horn served as Corporate Controller at ECC International, a global minerals and chemical company. From 1990 through 1995, Mr. Horn was at Cabot Corporation, where he was first Director of Finance for the North American Carbon Black Division and later Global Raw Materials Director.

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

         Paul D. Beckham has served as a Director of the Company since June 1997. Mr. Beckham currently serves as a consultant to Wireless Communications, Inc., and since 1993 has been the co-owner of Hope-Beckham, Inc., a sports marketing firm. From 1970 to 1993, Mr. Beckham served in various capacities with Turner Broadcasting System, Inc., including most recently, President of Turner Cable Sales, a wholly-owned subsidiary of Turner Broadcasting System, Inc.

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

         Gerald Tellefsen has served as a Director of the Company since October 1997. Since 1984, Mr. Tellefsen has been Chief Executive Officer of the Tellefsen Consulting Group, Inc., a company based in New York City which serves as a consultant to the financial industry.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding common stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during fiscal 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that Ms. Garrison failed to timely file a Form 3 upon becoming an executive officer, Mr. Beckham failed to timely file a Form 4 with respect to two transactions and Messrs. Beckham, Davison, Hogan, Tellefsen, Fitzgerald and Ms. Kemp, failed to timely file a Form 5 to report an option grant.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the four next most highly compensated officers whose cash compensation during fiscal 1999 exceeded $100,000 (the "Named Executive Officers"), for (i) fiscal 1999, (ii) the 12-month period ended December 31, 1998 (shown because during calendar year 1998, but after the end of the fiscal year on May 31, 1998, the Company changed its fiscal year end from May 31 to December 31, 1999), and (iii) fiscal 1998, which ended May 31, 1998.

                           SUMMARY COMPENSATION TABLE



                                                                                             LONG-TERM
                                                                       ANNUAL               COMPENSATION
                                                                    COMPENSATION               AWARDS
                                                                    ------------            -------------
                                                                                             SECURITIES
                                                                                             UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL POSITION               PERIOD              SALARY          BONUS          OPTIONS     COMPENSATION(1)
  ---------------------------               ------              ------          -----        ----------    ------------

Steve Bostic .....................      Fiscal 1999            $250,000             --           --             --
  Chairman and Chief .............      12/31/97-12/31/98       250,007(2)          --           --             --
     Executive Officer ...........      Fiscal 1998             250,000             --           --             --

Rafael A. Lago* ..................      Fiscal 1999            $195,000             --        6,000         $3,360
  President, .....................      12/31/97-12/31/98       195,000(3)          --           --             --
     London Campus ...............      Fiscal 1998             195,000             --           --             --

Barbara S. Butterfield(4) ........      Fiscal 1999            $175,000        $    --       10,000         $3,360
  Senior Vice President, .........      12/31/97-12/31/98       135,007(5)      25,000       16,000(6)          --
     Human Resources .............      Fiscal 1998             124,439             --       16,000(6)          --

Daniel D. Moore(7) ...............      Fiscal 1999            $152,565             --           --             --
  Chief Financial Officer ........      12/31/97-12/31/98        55,080             --       50,000             --
                                        Fiscal 1998                  --             --           --             --

Tina A. Garrison .................      Fiscal 1999            $107,029             --       10,000         $2,248
 Senior Vice President, ..........      12/31/97-12/31/98        69,967(8)          --        6,500(9)          --
 Campus Operations ...............      Fiscal 1998              52,350             --        6,500(9)          --

                  ---------------------------

*     Not an executive officer
(1) Represents matching contribution paid by the Company under the Company's profit sharing plan.
(2) Includes $104,167 of salary which is also included in the salary amount listed for fiscal 1998.
(3) Includes $81,250 of salary which is also included in the salary amount listed for fiscal 1998.
(4) Ms. Butterfield resigned as an officer of the Company effective December 31, 1999.
(5) Includes $56,250 of salary which is also included in the salary amount listed for fiscal 1998.
(6) Represents the same grant of options to purchase 16,000 shares granted on March 27, 1998.
(7) Mr. Moore resigned as an officer of the Company effective September 30, 1999.
(8) Includes $26,217 of salary which is also included in the salary amount listed for fiscal 1998.
(9) Represents the same grant of options to purchase 6,500 shares granted on March 27, 1998.


EMPLOYMENT AGREEMENT

     On November 3, 1999, David J. Horn became Chief Financial Officer of the Company pursuant to the terms of an Employment and Reimbursement Agreement among the Company, Mr. Horn and Tatum CFO Partners, LLP ("Tatum"). Tatum, of which Mr. Horn is a partner, provides personnel for the performance of chief financial officer services. The agreement provides that Mr. Horn, who is an employee of the Company, is to receive a salary of $12,152.78 per month and that Tatum is to receive a fee of $2,430.56 per month.

Pursuant to the agreement, the Company granted Mr. Horn and Tatum options to purchase 37,500 and 12,500 shares, respectively, of the Company's Class A Common Stock at $1.00 per share. The options vest 25% per year over a four year period commencing on November 3, 1999 (the date of the grant). The agreement further provides that if Mr. Horn serves as the Company's Chief Financial Officer for 12 uninterrupted months, he and Tatum will receive another option grant of 37,500 and 12,500 shares, respectively, exercisable at the greater of $2.50 per share or the market price of the Company's Class A Common Stock on November 3, 2000. In the event of a change in control of the Company, all options issued pursuant to the agreement become immediately exercisable. The agreement entitles Mr. Horn to vacation consistent with the Company's policy for senior management but not to participation in the Company's retirement plan or any other benefit plan. The agreement may be terminated by the Company, Mr. Horn or Tatum on 30 days advance written notice.


OPTIONS

      The following table provides information regarding option grants in fiscal 1999 to the Named Executive Officers:


                          OPTION GRANTS IN FISCAL 1999




                                                       INDIVIDUAL GRANTS
                                   --------------------------------------------------------
                                                     % OF TOTAL                                  POTENTIAL REALIZABLE VALUE
                                     NUMBER OF        OPTIONS                                     AT ASSUMED ANNUAL RATES
                                     SECURITIES      GRANTED TO                                        OF STOCK PRICE
                                     UNDERLYING     EMPLOYEES IN     EXERCISE                     APPRECIATION FOR OPTION
                                      OPTIONS          FISCAL        PRICE(2)    EXPIRATION               TERM(3)
              NAME                  GRANTED(#)         YEAR(1)      ($/SHARE)       DATE           5%               10%
---------------------------------   -----------       --------      ---------    ----------     ---------        ---------
Steve Bostic.....................          --            --              --             --            --               --
Rafael A. Lago...................       6,000           1.5%           5.00       10/27/09      $(21,143)        $(15,897)
Barbara S. Butterfield...........      10,000           2.5            4.00        6/10/09        19,047           54,023
Daniel D. Moore..................          --            --              --             --            --               --
Tina A. Garrison.................      10,000           2.5          1.9375        10/1/09        12,185           30,879

---------------------------


(1) The Company granted options to purchase an aggregate of 403,700 shares to employees in the year ended December 31, 1999.
(2) Stock options generally granted with an exercise price equal to the fair market value of the Company's Class A Common Stock on the date of grant.
(3) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company's Class A Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Class A Common Stock.

      The following table presents information regarding stock options exercised by the Named Executive Officers during 1999 and the value of options outstanding at December 31, 1999.


                    AGGREGATED OPTION EXERCISES IN 1999 AND
                         FISCAL YEAR-END OPTION VALUES





                                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                                 SHARES ACQUIRED                              AT FISCAL YEAR-END              AT FISCAL YEAR-END
            NAME                   ON EXERCISE        VALUE REALIZED        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-----------------------------    ---------------      --------------        -------------------------     -------------------------
Steve Bostic.................          --                  --                               --                        $0/$0
Rafael A. Lago...............          --                  --                     2,800/14,400                  $640/$1,920
Barbara S. Butterfield.......      12,200             $18,714                         26,000/0                        $0/$0
Daniel D. Moore..............          --                  --                              0/0                        $0/$0
Tina A. Garrison.............          --                  --                     4,000/15,300                    $160/$480

         ---------------------

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Gaylen D. Kemp, J. Robert Fitzgerald and Gerald Tellefsen. During 1999, none of such individuals engaged in transactions with the Company requiring disclosure.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Based solely on information made available to the Company, the following table sets forth certain information as of April 25, 2000 with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent (5%) of any class of outstanding Common Stock of the Company, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Steve Bostic, the Company's Chairman and Chief Executive Officer, and certain of his affiliates, are the only holders of Class B Common Stock. Such shares are entitled to ten votes per share. If at any time any shares of Class B Common Stock are beneficially owned by any person other than Mr. Bostic (or entities controlled by him) or upon his death, such shares automatically convert to an equal number of shares of Class A Common Stock.




                                            Shares Beneficially Owned(1)     Percent of Class      Percent of
                                            ----------------------------    ------------------   Total Voting
Beneficial Owner                                 Class A     Class B        Class A    Class B       Power
----------------                                 -------     --------       -------    -------     ---------
Steve Bostic ...........................         42,000(2)   4,493,517(3)     *         61.1%       57.6%
Alice Bostic ...........................             --      2,866,150       --         38.9        36.7
Stratford Capital Partners, L.P.(4) ....        444,318             --      9.8%          --           *
Oregon Public Employees'
   Retirement Fund .....................        425,000(5)          --      9.4           --           *
Firstar Corporation ....................        362,500(6)          --      8.0           --           *
State Retirement and Pension
   System of Maryland ..................        255,000(7)          --      5.6           --           *
Frank Russell Company ..................        230,000(8)          --      5.0           --           *
Paul D. Beckham ........................          8,000(9)          --        *           --           *
Fred C. Davison ........................          4,350(9)          --        *           --           *
Ronald P. Hogan ........................          8,300(10)         --        *           --           *
Gaylen D. Kemp .........................          4,200(9)          --        *           --           *
Gerald Tellefsen .......................          5,800(10)         --        *           --           *
J. Robert Fitzgerald ...................          5,800(10)         --        *           --           *
Barbara S. Butterfield(11) .............         18,000             --        *           --           *
Tina A. Garrison .......................          6,000(12)         --        *           --           *
Daniel D.  Moore(13) ...................             --             --        *           --           *
Rafael A. Lago .........................         11,400(14)         --        *           --           *
All executive officers and
   directors as a group
   (11 persons).........................         84,450(15)  4,493,517      1.8%        61.1%       57.6%

---------------------------

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

(3) Includes 602,700 shares of Class B Common Stock owned by the Bostic Family Limited Partnership over which Mr. Bostic exercises voting and investment power. Mr. Bostic's business address is 6600 Peachtree-Dunwoody Road, Embassy Row 500, Atlanta, Georgia 30328.
(4) The business address of Stratford Capital Partners, L.P. is 200 Crescent Court, 16th Floor, Dallas, Texas 75201.
(5) Based upon a Schedule 13G dated February 22, 2000 filed by Oregon Public Employees' Retirement Fund ("OPER"). The Schedule 13G reports that the OPER shares voting and dispositive power with respect to 425,000 shares. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of OPER is 100 Labor and Industries Building, 350 Winter Street, Salem, Oregon 97310.
(6) Based upon a Schedule 13G/A dated February 14, 2000 filed by Firstar Corporation ("Firstar"), Firstar Investment Research & Management Co., LLC and Firstar MicroCap Fund. The Schedule 13G/A states that Firstar and Firstar Investment Research & Management Co., LLC have sole voting and dispositive power with respect to 362,500 shares and that Firstar MicroCap Fund has sole voting and dispositive power with respect to 309,500 shares. The Firstar MicroCap Fund is an open-end investment company, the advisor of which is Firstar Investment Research & Management Co., LLC. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of Firstar, Firstar Investment Research & Management Co., LLC and Firstar MicroCap Fund is 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.
(7) Based upon a Schedule 13G dated February 10, 1999 filed by the State Retirement and Pension System of Maryland ("SRPSM"). The Schedule 13G states that SRPSM has sole voting and shared dispositive power with respect to the shares. The 13G also states that Wellington Management Company, LLP acts as investment advisor to SRPSM. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of SRPSM is 301 West Preston Street, Room 901-A, Baltimore, Maryland 21201.
(8) Based upon a Schedule 13G dated February 16, 2000 filed by Frank Russell Company ("FRC"). The Schedule 13G reports that FRC has sole voting power and shared dispositive power with respect to 230,000 shares. It also reports that all such shares are owned by the Equity II Fund of Frank Russell Trust Company, a non depository trust company. FRC is the parent of Frank Russell Trust Company. The Company makes no representations as to the accuracy or completeness of the information reported. The business address of FRC is 909 A Street, Tacoma, Washington 98402.
(9) Includes 4,000 shares of Class A Common Stock subject to presently exercisable stock options.
(10) Includes 3,300 shares of Class A Common Stock subject to presently exercisable stock options.
(11) Ms. Butterfield resigned all positions with the Company effective December 31, 1999.
(12) Represents shares of Class A Common Stock subject to presently exercisable stock options.
(13) Mr. Moore resigned all positions with the Company effective September 30, 1999.
(14) Includes 5,600 shares of Class A Common Stock subject to presently exercisable stock options.
(15) Includes 27,900 shares of Class A Common Stock subject to presently exercisable stock options.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 27, 1999, the Company borrowed $1.0 million from Steve Bostic, the Company's Chairman and Chief Executive Officer. The amount outstanding under the promissory note was convertible, at any time at the option of Mr. Bostic, into shares of the Company's Class B Common Stock at a price equal to the lower of $2.875 per share or the closing price of the Company's Class A Common Stock on the date of notice of such conversion. On December 2, 1999, Mr. Bostic gave notice of his conversion of the promissory note into the Company's Class B Common Stock. Based on the closing price of the Company's Class A Common Stock on December 2, 1999, the promissory note was converted into 1,066,667 shares of the Company's Class B Common Stock.

         It is the policy of the Company not to enter into any transaction with a related party, without the approval of a majority of disinterested directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EDUTREK INTERNATIONAL, INC.


Date: April 27, 2000     By: /s/ Steve Bostic
                            -------------------------------------------------
                            Steve Bostic
                            Chairman of the Board and Chief Executive Officer



Date: April 27, 2000     By: /s/ Daivd J. Horn
                            -------------------------------------------------
                            David J. Horn
                            Chief Financial Officer