Form 10-Q
period 2000-03-31
EDUTREK INT INC
filed 2000-05-15
CIK 1041075

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
March 31, 2000                                                          0-23021


                          EDUTREK INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                              58-2255472
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia           30328
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

                Yes     [X]                         No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Class A Common Stock, without par value                  4,535,095 shares
  ---------------------------------------            ---------------------------
                  Class                              Outstanding at May 3, 2000

  Class B Common Stock, without par value                  7,359,667 shares
  ---------------------------------------            ---------------------------
                  Class                              Outstanding at May 3, 2000

                          EduTrek International, Inc.
                                Form 10-Q Index




                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                         1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        6
Item 3.  Qualitative and Quantitative Disclosures About Market Risk                                  11

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                            12

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

    Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Forward looking statements contained in this Quarterly Report regarding the Company's plans for its future business activities depend upon the Company's ability to first address and alleviate the financial difficulties described under "Recent Developments" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In addition, statements in this Quarterly Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, failure to comply with Department of Education or state financial responsibility standards, changes in student enrollment, and other factors set forth in the Company's Annual Report on Form 10-K and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I  --  FINANCIAL INFORMATION
Item 1.     Financial Statements


                          EDUTREK INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)




                                                                                              MARCH 31,     DECEMBER 31,
                                                                                                2000            1999
                                                                                              ----------     ----------
                                                                                              (unaudited)

ASSETS

Current assets
     Cash and cash equivalents                                                                $    4,828     $    3,061
     Accounts receivable -- net of allowance of $2,148 and $1,985, respectively                    5,283          2,444
     Income taxes receivable                                                                         246          1,717
     Other                                                                                         1,214          1,123
                                                                                              ----------     ----------
Total current assets                                                                              11,571          8,345
Property, plant, and equipment -- net of accumulated depreciation                                 19,356         19,414
Goodwill -- net of accumulated amortization of $3,555 and $3,303, respectively                    37,104         37,357
Other                                                                                              1,649          1,792
                                                                                              ----------     ----------
                                                                                              $   69,680     $   66,908
                                                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                         $    3,190     $    4,060
     Accrued expenses                                                                              3,438          3,482
     Accrued related party transactions                                                               59            112
     Value-added tax payable                                                                         314            445
     Unearned revenues                                                                            10,522          9,412
     Restructure accrual - current                                                                 3,753          3,970
     Line of credit                                                                               12,662         10,687
     Current maturities -- capital leases and other                                                1,995          2,197
                                                                                              ----------     ----------
Total current liabilities                                                                         35,933         34,365
Capital leases and other -- less current maturities                                                7,005          7,498
Deferred rent                                                                                      2,567          2,346
Restructure accrual - long term                                                                      806            834
Other liabilities                                                                                  1,240            250
                                                                                              ----------     ----------
Total liabilities                                                                                 47,551         45,293


SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
     shares authorized, 4,535,095 and 4,485,168 issued and outstanding, respectively              36,738         36,737
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
     shares authorized, 7,359,667 issued and outstanding                                           4,973          4,973
Accumulated other comprehensive income (Loss)                                                        (37)           (33)
Accumulated deficit                                                                              (19,545)       (20,062)
                                                                                              ----------     ----------
Total shareholders' equity                                                                        21,129         21,615
                                                                                              ==========     ==========
                                                                                              $   69,680     $   66,908
                                                                                              ==========     ==========


                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)





                                                                         THREE MONTHS ENDED MARCH 31,
                                                                             2000           1999
                                                                          ----------     ----------
                                                                          (unaudited)    (unaudited)

Net revenues                                                              $   21,008     $   16,733
Costs and expenses:
     Cost of education and facilities                                         10,933          8,570
     Selling and promotional expenses                                          2,750          2,938
     General and administrative expenses                                       5,337          4,562
     Amortization of goodwill                                                    252            252
                                                                          ----------     ----------
         Total costs and expenses                                             19,272         16,322
                                                                          ----------     ----------
Income from operations                                                         1,736            411
Interest expense                                                                 463            255
Other income -- net                                                               21             32
                                                                          ----------     ----------
Income before income taxes and minority interest                               1,294            188
Income tax (provision) benefit                                                     0            103
                                                                          ----------     ----------
Income before minority interest                                                1,294            291
Minority interest in earnings of American University in Dubai                   (777)          (697)
                                                                          ----------     ----------
Net income (loss)                                                         $      517     $     (406)
                                                                          ==========     ==========


Earnings (Loss) Per Share:
Basic net income (loss) per share                                         $     0.04     $    (0.04)
Diluted net income (loss) per share                                       $     0.04     $    (0.04)

Average shares outstanding                                                    11,848         10,661
Dilutive effect:
     Warrants                                                                     --             --
     Options                                                                     100             --
                                                                          ----------     ----------
                                                                                 100             --
                                                                          ----------     ----------
Average shares outstanding assuming dilution                                  11,948         10,661


                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Three Months Ended March 31,
                                                                               2000              1999
                                                                            -----------       -----------
                                                                            (unaudited)       (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                            $     517         $   (406)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                1,172              815
    Bad debt expense                                                               163              131
    Increase (decrease) in restructuring                                          (245)              --
    (Increase) decrease in accounts receivable                                  (3,002)          (1,516)
    (Increase) decrease in income taxes receivable                               1,471               --
    Increase (decrease) in accounts payable and accrued liabilities               (967)            (787)
    Increase (decrease) in unearned revenues                                     1,110              181
    Increase (decrease) in value-added taxes payable                              (131)             (34)
    Other                                                                        1,138              286
                                                                             ---------         --------
   Net cash provided by (used in) operating activities                           1,226           (1,330)
                                                                             ---------         --------

INVESTING ACTIVITIES
   Additions to curriculum development costs                                       (74)            (198)
   Purchases of property, plant, and equipment                                    (661)          (1,615)
                                                                             ---------         --------
   Net cash used in investing activities                                          (735)          (1,813)
                                                                             ---------         --------

FINANCING ACTIVITIES
   Net receipts -- line of credit                                                1,975            5,100
   Principal payments under capital lease obligations                             (695)            (370)
   Principal repayments on long-term debt                                           --             (130)
   Other                                                                            --               12
                                                                             ---------         --------
   Net cash provided by (used in) financing activities                           1,280            4,612
                                                                             ---------         --------
   Effect of exchange rate changes on cash                                          (4)             (16)
                                                                             ---------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,767            1,453
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   3,061            2,779
                                                                             ---------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   4,828         $  4,232
                                                                             =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                                 $     493         $    275
    Income taxes                                                                    --               --
   Non-cash investing activities:
    Acquisition of property through capital leases                           $      33         $  1,521

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                                               ACCUMULATED
                                                                                                 OTHER
                                                                                STOCKHOLDERS' COMPREHENSIVE  ACCUMULATED
PREDECESSOR                                      COMMON STOCK  PAID-IN CAPITAL      NOTES        INCOME        DEFICIT     TOTAL
-----------                                      ------------  ---------------  ------------- -------------  ----------- ----------

 Balance -- May 31, 1996                          $      1       $    477        $ (4,559)        $ 102       $ (3,309)    $ (7,288)
Distribution to shareholders                                                                                    (1,890)      (1,890)
Capital contributed by stockholder                                                                               1,239        1,239
Comprehensive loss:
   Net loss                                                                                                     (1,305)      (1,305)
   Foreign currency translation                                                                     (18)                        (18)
                                                                                                                           --------
   Total comprehensive loss                                                                                                  (1,323)
Notes receivable and advances from shareholders                                    (1,016)                                   (1,016)
                                                  --------       --------        --------         -----       --------     --------
Balance -- October 8, 1996                        $      1       $    477        $ (5,575)        $  84       $ (5,265)    $(10,278)
                                                  ========       ========        ========         =====       ========     ========




                                                                                COMMON STOCK --
                                                                                NUMBER OF SHARES              COMMON STOCK
                                                                              ---------------------      ------------------------
COMPANY                                                                        CLASS A     CLASS B        CLASS A        CLASS B
-------                                                                       ---------   ---------      ---------      ---------

Issuance of common stock -- July 1, 1996                                                     2,240                      $  1,000
Issuance of common stock in connection with
   the acquisition of EduTrek Systems, Inc.                                        105       1,995
Sale of common stock in connection with
   acquisition of Predecessor                                                                2,100                         3,000
Issuance of common stock in exchange for
   certain fees                                                                    350                     $    500
Issuance of warrants in connection with
   acquisition of Predecessor
Issuance of common stock in exchange for
   stock of Predecessor                                                            210                          787
Comprehensive income:
   Foreign currency translation
   Net income

   Total comprehensive income
                                                                                 -----      ------         --------     --------
Balance -- May 31, 1997                                                            665       6,335            1,287        4,000
Issuance of common stock net of initial public offering
   costs -- September 29, 1997                                                   2,733                       34,560
Conversion of warrants to common stock                                             879                          677
Conversion of Class B Common Stock to Class A
   Common Stock                                                                     42         (42)              27          (27)
Issuance of common stock under stock option plan                                    16                           13
Comprehensive income:
   Foreign currency translation
   Net income

   Total comprehensive income
                                                                                 -----      ------         --------     --------
Balance -- May 31, 1998                                                          4,335       6,293           36,564        3,973
Issuance of common stock under stock option plan                                    28                           47
Comprehensive loss:
   Foreign currency translation
   Net loss

   Total comprehensive loss
                                                                                 -----      ------         --------     --------
Balance -- December 31, 1998                                                     4,363       6,293           36,611        3,973
Issuance of common stock under stock option plan                                    81                           93
Issuance of common stock under the Employee Stock Purchase Plan                     41                           33
Issuance of Class B common stock in exchange for Steve Bostic convertible debt               1,067                         1,000
Comprehensive loss:
   Foreign currency translation
   Net loss

   Total comprehensive loss
                                                                                 -----      ------         --------     --------
Balance -- December 31, 1999                                                     4,485       7,360         $ 36,737     $  4,973
                                                                                 =====      ======         ========     ========
Issuance of common stock under stock option plan                                     1                     $      1
Issuance of common stock under the Employee Stock Purchase Plan
Comprehensive loss:
   Foreign currency translation
   Net income

   Total comprehensive income
                                                                                 -----      ------         --------     --------
Balance -- March 31, 2000                                                        4,486       7,360           36,738        4,973
                                                                                 =====      ======         ========     ========





                                                                                           ACCUMULATED      RELATED
                                                                                 COMMON      OTHER          EARNINGS
                                                                                 STOCK    COMPREHENSIVE   (ACCUMULATED
                                                                                WARRANTS  INCOME (LOSS)     DEFICIT)      TOTAL
                                                                                --------  -------------   ------------  --------

Issuance of common stock -- July 1, 1996                                                                                $  1,000
Issuance of common stock in connection with
   the acquisition of EduTrek Systems, Inc.                                                              $   (237)          (237)
Sale of common stock in connection with
   acquisition of Predecessor                                                                                              3,000
Issuance of common stock in exchange for
   certain fees                                                                                                              500
Issuance of warrants in connection with
   acquisition of Predecessor                                                      677                                       677
Issuance of common stock in exchange for
   stock of Predecessor                                                                                                      787
Comprehensive income:
   Foreign currency translation                                                             $  147                           147
   Net income                                                                                               2,003          2,003
                                                                                                                        --------
   Total comprehensive income                                                                                              2,150
                                                                                 -----      ------       --------       --------
Balance -- May 31, 1997                                                            677         147          1,766          7,877
Issuance of common stock net of initial public offering
   costs -- September 29, 1997                                                                                            34,560
Conversion of warrants to common stock                                            (677)                                       --
Conversion of Class B Common Stock to Class A
   Common Stock                                                                                                               --
Issuance of common stock under stock option plan                                                                              13
Comprehensive income:
   Foreign currency translation                                                                (59)                          (59)
   Net income                                                                                               1,903          1,903
                                                                                                                        --------
   Total comprehensive income                                                                                              1,844
                                                                                 -----      ------       --------       --------
Balance -- May 31, 1998                                                             --          88          3,669         44,294
Issuance of common stock under stock option plan                                                                              47
Comprehensive loss:
   Foreign currency translation                                                                (64)                          (64)
   Net loss
                                                                                                           (5,516)        (5,516)
                                                                                                                              --
   Total comprehensive loss                                                                                               (5,580)
                                                                                 -----      ------       --------       --------
Balance -- December 31, 1998                                                        --          24         (1,847)        38,761
Issuance of common stock under stock option plan                                                                              93
Issuance of common stock under the Employee Stock Purchase Plan                                                               33
Issuance of Class B common stock in exchange for Steve Bostic convertible debt                                             1,000
Comprehensive loss:
   Foreign currency translation
   Net loss                                                                                               (18,215)       (18,215)
                                                                                                                        --------
   Total comprehensive loss                                                                                              (18,272)
                                                                                 -----      ------       --------       --------
Balance -- December 31, 1999                                                        --      $  (33)      $(20,062)      $ 21,615
                                                                                 =====      ======       ========       ========
Issuance of common stock under stock option plan                                                                               1
Issuance of common stock under the Employee Stock Purchase Plan                                                               --
Comprehensive loss:                                                                                                           --
   Foreign currency translation                                                                 (4)                           (4)
   Net income                                                                                                 517            517
                                                                                                                        --------
   Total comprehensive income                                                                                                513
                                                                                 -----      ------       --------       --------
Balance -- March 31, 2000                                                           --      $  (37)      $(19,545)      $ 21,129
                                                                                 =====      ======       ========       ========


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

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Annual Report on Form 10-K, the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Transition Report on Form 10-K, and the fiscal year ended May 31, 1998 included in the Annual Report on Form 10-K, all items as filed with the Securities and Exchange Commission.

Note 2 - U.S. and Foreign Operations

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

     The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. Net revenues and income (loss) from operations by geographic area for the three months ended March 31, 2000 and 1999 and identifiable assets by geographic area at March 31, 2000 and December 31, 1999 are as follows (in thousands):


                                      Three Months Ended March 31,
                                      ----------------------------
                                         2000             1999
                                       --------         --------

Net revenues:
   United States                       $ 13,555         $  9,752
   United Kingdom                         5,045            4,794
   Dubai, UAE                             2,408            2,187
                                       --------         --------
      Total                            $ 21,008         $ 16,733
                                       ========         ========

Income (loss) from operations:
   United States                       $    700         $    568
   United Kingdom                         2,088            2,112
   Dubai, UAE                             1,151            1,072
   Home Office                           (2,203)          (3,341)
                                       --------         --------
      Total                            $  1,736         $    411
                                       ========         ========


                                    March 31, 2000   December 31, 1999
                                    --------------   -----------------
Identifiable assets:
   United States                       $ 63,409          $ 62,248
   United Kingdom                         2,641             2,302
   Dubai, UAE                             3,630             2,358
                                       --------          --------
      Total                            $ 69,680          $ 66,908
                                       ========          ========

Note 3 - Line of Credit

     The Company finances its operating activities and capital requirements, including debt repayment, principally from cash provided by operating activities and borrowings under bank facilities. The Company has a $10,000,000 revolving line of credit ("Line A") and a $4,350,000 revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

     Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank. Amounts outstanding bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At March 31, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $1,911,360 in letters of credit against Line A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

     Line B, as amended, matures on the earlier of September 30, 2000, or 30 days after demand for payment by the bank. Line B requires that the principal amount outstanding must be reduced to $3,500,000 by July 1, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At March 31, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

     The Company agreed to pay the bank a fixed Arrangement Fee of $750,000, of which $250,000 was charged to operations in 1999. The remaining $500,000 is being charged to operations at the rate of $62,500 per month commencing in February 2000. This entire Arrangement Fee is payable on the later of (1) the Facility B termination date or (2) the Termination Date of the Credit Agreement. The Company also agreed to pay a Contingent Arrangement Fee to the bank equal to: (a) $200,000 upon failure of the Company to deliver to the bank by April 15, 2000, a letter of intent for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank and (b) $200,000 upon failure of the Company to deliver to the bank by June 15, 2000, a definitive executed contract for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank. The Bank has asserted that the April 15 requirement has not been met under the terms of the credit agreement, and the matter is currently under negotiation.

     The Credit Agreement requires interest only payments until maturity, except for the required principal reductions described above. While the Company believes it will be able to make the regular interest payments, based on management's current projected earnings and cash flow, its ability to make the required payments of principal on a timely basis is presently in doubt.


Note 4 - Related Party Transactions

     Three members of the family of the Company's Chairman and Chief Executive Officer terminated their employment with EduTrek International, Inc. during the three months ended June 30, 1999. Termination payments of approximately $247,000 were accrued in June 1999 with payments scheduled through May 2000. As of March 31, 2000, there was approximately $58,740 remaining to be paid. One member of the family was rehired effective May 1, 2000, compensation payments will begin upon expiration of the previously discussed termination agreement.

Note 5 - Company Restructuring Activities

      In December 1999, the Company's Executive Officers and Board of Directors implemented procedures to restructure the Company in three different areas in order to reduce overall expenditures and restore positive cash flow of the Company. The three areas of restructure were: 1) reduction of Corporate overhead through elimination and consolidation of positions and space reductions, 2) the teach-out of current classes in the Washington D.C. campus and closure of the operation, and 3) termination of the lease for the current Northern Virginia campus site (operations never commenced in Northern Virginia), with plans for a new Northern Virginia site yet to be finalized. As a result, the Company established restructuring accruals at December 31, 1999 totaling $4.8 million. The accrual for severance and employment contracts included 16 employees. Revenue and income from operations of the Washington D.C. campus were $2,527,452 and ($2,075,102), respectively, for the year ended December 31, 1999, and $216,284 and ($704,000), respectively, for the seven months ended December 31, 1998 (the campus began operations in October 1998). The following table shows the components of the restructure accrual, and restructuring activities through March 31, 2000:


----------------------------------------------    -------------------------   ---------------------------------
           ACCRUAL CATEGORY                        ORIGINAL ACCRUAL AMOUNT     PAYMENTS THROUGH MARCH 31, 2000
-----------------------------------------------   -------------------------   ---------------------------------
 Lease termination and other related costs               $4,137,135                     $148,925
-----------------------------------------------   -------------------------   ---------------------------------
 Severance and employment contracts,
 and other related costs                                 $  666,340                     $ 95,836
-----------------------------------------------   -------------------------   ---------------------------------

Note 6 - Going Concern

    The consolidated financial statements for the fiscal year ended December 31, 1999 were prepared assuming the Company would continue as a going concern. The Company has reported net losses of $18.2 million for the year ended December 31, 1999 and $5.5 million for the seven-month transition period ended December 31, 1998. The Company is highly leveraged and recent developments have had a material adverse effect on the Company's short-term liquidity and ability to service its debts. As of March 31, 2000, the Company had $8.1 million of debt outstanding under Line A of the Credit Agreement, which matures at the earlier of April 30, 2001, or 30 days after the demand of the lender. Additionally, there is $1.9 million of letters of credit issued on behalf of the Company. The Company has an additional $4.3 million outstanding under Line B of the Credit Agreement which is required to be reduced to $3.5 million as of July 1, 2000, with remaining maturity on September 30, 2000.

    Based upon management's current projected earnings and cash flow of the Company, without some form of capital infusion, pursuant to business combinations, strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof, management cannot be certain it will have the financial resources to make the required debt payments under its line of Credit Agreement when due in years 2000 and 2001. As a result, the Company has retained The Robinson-Humphrey Company LLC to assist in determining short-term and long-term financial requirements and to evaluate potential refinancing and restructuring alternatives.

    If the Company does not make either the July 1, 2000, September 30, 2000, or the April 30, 2001 required debt payments, it may be unable to continue its normal operations, except to the extent permitted by its lender. Substantially all of the Company's assets are pledged as collateral under the line of credit.

     In addition, the Company failed to meet the financial responsibility standards of the Department of Education as of December 31, 1999. As a result, management anticipates that the Company may be required to post a letter of credit of approximately $15.0 million with the Department of Education by July 2000. Therefore, the Company is evaluating certain approaches to restructuring or recapitalization to address this failure. These potential approaches include among other things, business combinations, a strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof. The objective is for the Company to raise sufficient capital to correct the financial responsibility deficiencies, and also to post any letters of credit required by the Department of Education. Failure to post a letter of credit would result in the termination of the Company as an institution eligible for student Title IV financial aid, which would severely and negatively affect cash flows of the Company and possibly result in the Company being unable to continue its normal operations.

    Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews based on annual fiscal year results. These reviews include fiscal responsibility tests, which the Company did not comply with, as of December 31, 1999. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the three months ended March 31, 2000 and the fiscal year ended December 31, 1999, did not include any adjustments that might result from the outcome of this uncertainty.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 2000 included in Item 1 of this report, the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Company's Transition Report on Form 10-K , as well as in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended December 31.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company:


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                       2000              1999
                                                                    ----------------------------
Net revenues                                                           100.0%           100.0%
Costs and expenses:
                Cost of education and facilities                        52.0%            51.2%
                Selling and promotional expenses                        13.1%            17.6%
                General and administrative expenses                     25.4%            27.3%
                Amortization of goodwill                                 1.2%             1.5%
                                                                      ------           ------
                              Total costs and expenses                  91.7%            97.5%
                                                                      ------           ------
Income from operations                                                   8.3%             2.5%
Interest expense                                                         2.2%             1.5%
Other income -- net                                                      0.1%             0.2%
                                                                      ------           ------
Income before income taxes and minority interest                         6.2%             1.1%
Income tax (provision) benefit                                           0.0%             0.6%
                                                                      ------           ------
Income before minority interest                                          6.2%             1.7%
Minority interest in earnings of American University in Dubai           -3.7%            -4.2%
                                                                      ------           ------
Net income (loss)                                                        2.5%            -2.4%

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

NET REVENUES. Net revenues increased approximately $4.3 million or 25.5%. The increase was due to an increase in student enrollment primarily at the four Power Campuses and a tuition increase for both Traditional and Power Campuses.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $2.4 million or 27.6%. Education costs increased approximately $1.3 million or 22.7% due to an increase in the number of faculty supporting the Power Campuses in conjunction with the campuses' enrollment growth, as well as the related courseware, computer and other education costs. Facility costs increased approximately $1.1 million or 37.5% as the result of space growth in conjunction with the Power Campuses enrollment growth, as well as the cost of maintaining dual sites for some locations during the transition to larger or more accommodating locations. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues to 52.0% in the 2000 period from 51.2% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses decreased approximately $188,000 or 6.4%. The decrease was a direct result of the cost control efforts instituted by the Company and the more focused marketing initiatives for both the Traditional and Power Campuses. As a percentage of net revenues, selling and promotional expenses decreased to 13.1% in the 2000 period from 17.6% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $775,000 or 17.0%. The increase was primarily due to additions throughout 1999 of personnel at the new Power Campuses and the home office to support the Company's growth. The increase also reflects the effects of higher banking charges incurred for the liquidity challenges faced by the Company in the 2000 period. As a percentage of net revenues, however, general and administrative expenses decreased to 25.4% in the 2000 period from 27.3% in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $252,000 for both periods was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $208,000 or 81.6% as a result of increased outstanding borrowings under the Company's revolving line of credit.

OTHER INCOME -- NET.  Other income -- net decreased approximately $11,000.

INCOME TAX (PROVISION) BENEFIT. The Company does not have a tax provision for the three months ended March 31, 2000 as a result of the utilization of the net operating loss carryforward.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $80,000 or 11.5% due to an increase in operating income at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced net income of approximately $517,000 for the 2000 period compared to a net loss of approximately $406,000 for the 1999 period.

SEASONALITY

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the Company's second and third fiscal quarter enrollments and related revenues generally are lower than the first and fourth fiscal quarters due to traditionally lower student enrollment levels in the summer. Second and third fiscal quarter costs and expenses are higher as a percentage of net revenues as a result of certain fixed costs which are not significantly affected by the seasonal second and third fiscal quarter declines in net revenues. This seasonality is partially mitigated by the technology education programs which are offered throughout the year at Power Campuses in California, Georgia, Florida, and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operating activities and capital requirements, including debt repayment, principally from cash provided by operating activities and borrowings under bank facilities. The Company has a $10,000,000 revolving line of credit ("Line A") and a $4,350,000 revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

     Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank. Amounts outstanding bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At March 31, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $1,911,360 in letters of credit against Line A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

     Line B, as amended, matures on the earlier of September 30, 2000, or 30 days after demand for payment by the bank. Line B requires that the principal amount outstanding must be reduced to $3,500,000 by July 1, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At March 31, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

     The Company agreed to pay the bank a fixed Arrangement Fee of $750,000, of which $250,000 was charged to operations in 1999. The remaining $500,000 is being charged to operations at the rate of $62,500 per month commencing February 2000. This entire Arrangement Fee is payable on the later of (1) the Facility B termination date or (2) the Termination Date of the Credit Agreement. The Company also agreed to pay a Contingent Arrangement Fee to the bank equal to:
(a) $200,000 upon failure of the Company to deliver to the bank by April 15, 2000, a letter of intent for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank and (b) $200,000 upon failure of the Company to deliver to the bank by June 15, 2000, a definitive executed contract for the sale of assets or stock of the Company that generates sufficient proceeds to pay all amounts due to bank. The Bank has asserted that the April 15 requirement has not been met under the terms of the credit agreement, and the matter is currently under negotiation; thus no amount has been charged to operations for the contingency fee.

     The Credit Agreement requires interest only payments until maturity, except for the required principal reductions described above. While the Company believes it will be able to make the regular interest payments, based on management's current projected earnings and cash flow, its ability to make the required payments of principal on a timely basis is presently in doubt.

     Purchases of property, plant, and equipment for the three months ended March 31, 2000 were approximately $661,000. These purchases were primarily for:
(1) the completion of the build-out of the Miami campus; (2) customary hardware and software costs; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level; (4) investments in computer technology to support information technology curriculum; and (5) increases in normal recurring capital expenditures due to the overall increases in student levels resulting from the Company's growth. For the three months ended March 31, 2000, the Company also capitalized curriculum development costs totaling approximately $74,000. The Company expects to fund capital expenditures for existing and any future new campuses through cash from operations and, if the

Company is able to obtain sufficient refinancing, through debt or sale of equity. However, there can be no assurance that the Company will be able to fund its capital programs.

     The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest and principal payments, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, the proceeds of the Company's Credit Agreement, and other loans. Based on current estimates of cash flow, the Company cannot be certain it will have sufficient cash resources to make required debt payments and to meet its other cash requirements. The Company is evaluating various alternatives to address both its liquidity requirements and the failure as of December 31, 1999 to meet the financial responsibility standards of the Department of Education. The Company has retained The Robinson-Humphrey Company LLC to assist in determining short-term and long-term financial requirements. The Robinson-Humphrey Company LLC and the Company continue to evaluate various strategic alternatives, which include, but are not limited to, business combinations, a strategic investment in the Company, or a refinancing of the Company's debt, or a combination thereof. It is expected such transactions would inject sufficient capital to alleviate the current liquidity crisis, correct the ratio deficiencies, and also to post any letters of credit, if required by the Department of Education. There can be no assurance that the Company will be able to obtain such funding as and when required, or on acceptable terms.

     The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 2000, the Company had $121,954 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 14 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     All institutions participating in Title IV programs must satisfy specific standards of financial responsibility. Institutions are evaluated for compliance with those standards annually as each institution submits its audited financial statements to the Department of Education (no later than July 1, 2000 for the Company with respect to the year ended December 31, 1999). The standards consist of an equity ratio, a primary reserve ratio, and a net income ratio. An institution that is determined by the Department of Education not to meet the standards is nonetheless entitled to participate in Title IV programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety in an amount equal to 10% to 50% of the total Title IV program funds received by students enrolled at such institution during the prior year. Additionally, an institution would agree to disburse those funds only on a reimbursement basis (as described below). The Department of Education has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the Department of Education.

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

     If the Company were deemed not to meet financial responsibility standards, or not to be in compliance with good administrative practice with respect to financial aid, the Company could be required to receive Title IV funds from the Department of Education under the reimbursement payment method. Under this method, the Company would be required to first make disbursements to eligible students and parents through credits to the student's accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under the disbursement method would result in an approximate 30-60 day delay in the receipt by the Company of tuition monies under Title IV. Failure to finance the resulting additional liquidity needs could create material working capital shortages for the Company, if the Company is required to receive payments from the Department of Education under the reimbursement method. This liquidity financing could be in addition to posting of a letter of credit in the amount of up to approximately $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year.

     Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews on an annual fiscal year basis, which include fiscal tests. For the year ended December 31, 1999, the Company was not in compliance with some of these state requirements. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27   - Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EDUTREK INTERNATIONAL, INC.



Date: May 15, 2000                     By: /s/ Steve Bostic
                                           --------------------------------
                                           Steve Bostic, President and
                                           Chief Executive Officer
                                           (principal executive officer)



Date: May 15, 2000                     By: /s/ David J. Horn
                                           --------------------------------
                                           David J. Horn, Chief Financial
                                           Officer (principal financial and
                                           accounting officer)