Form 10-Q
period 2000-06-30
EDUTREK INT INC
filed 2000-08-22
CIK 1041075

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
June 30, 2000                                                            0-23021


                           EDUTREK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                              58-2255472
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 Embassy Row, 6600 Peachtree Dunwoody Road, Atlanta, Georgia           30328
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

                           Yes    [X]        No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class A Common Stock, without par value                         4,557,450 shares
     ---------------------------------------                  ----------------------------
                     Class                                    Outstanding at July 24, 2000

     Class B Common Stock, without par value                         7,359,667 shares
     ---------------------------------------                  ----------------------------
                     Class                                    Outstanding at July 24, 2000

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

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenues, income or loss, cash flows, expenses, capital expenditures, plans for future operations, including current acquisition discussions, financing needs or plans, the impact of inflation, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Forward looking statements regarding the Company's plans for its future business activities depend upon the Company's ability to address and alleviate the financial difficulties described under "Recent Developments" herein and in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In addition, statements in this Quarterly Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, risks inherent in negotiating financing or change of control transactions, new or revised interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, failure to comply with Department of Education or state financial responsibility standards, changes in student enrollment, and other factors set forth in the Company's Annual Report on Form 10-K and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

                          PART I. FINANCIAL INFORMATION



ITEM 1.  RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS

                           EDUTREK INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                      JUNE 30,        DECEMBER 31,
                                                                                                       2000             1999
                                                                                                     ----------       -----------
                                                                                                     (unaudited)

ASSETS

Current assets
    Cash and cash equivalents                                                                        $    1,682       $    3,061
    Accounts receivable -- net of allowance of $1,501 and $1,985, respectively                            3,617            2,444
    Income taxes receivable                                                                                 476            1,717
    Other                                                                                                   915            1,123
                                                                                                     ----------       ----------
Total current assets                                                                                      6,690            8,345
Property, plant, and equipment -- net of accumulated depreciation                                        19,084           19,414
Goodwill -- net of accumulated amortization of $3,810 and $3,303, respectively                           36,850           37,357
Other                                                                                                     1,401            1,792
                                                                                                     ----------       ----------
                                                                                                     $   64,025       $   66,908
                                                                                                     ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                                 $    2,464       $    4,060
    Accrued expenses                                                                                      3,754            3,482
    Accrued related party transactions                                                                       --              112
    Value-added tax payable                                                                                 174              445
    Unearned revenues                                                                                     4,348            9,412
    Restructure accrual - current                                                                         3,293            3,970
    Line of credit and short term borrowings                                                             17,515           10,687
    Current maturities -- capital leases and other                                                        2,018            2,197
                                                                                                     ----------       ----------
Total current liabilities                                                                                33,566           34,365
Capital leases and other--less current maturities                                                         6,538            7,498
Deferred rent                                                                                             2,743            2,346
Restructure accrual - long term                                                                             778              834
Other liabilities                                                                                           226              250
                                                                                                     ----------       ----------
Total liabilities                                                                                        43,851           45,293


SHAREHOLDERS' EQUITY

Common stock, Class A voting, one vote per share, without par value, 40,000,000
    shares authorized, 4,550,915 and 4,485,168 issued and outstanding, respectively                      36,740           36,737
Common stock, Class B voting, ten votes per share, without par value, 10,000,000
    shares authorized, 7,359,667 issued and outstanding                                                   4,973            4,973
Accumulated other comprehensive income (loss)                                                               (42)             (33)
Accumulated deficit                                                                                     (21,497)         (20,062)
                                                                                                     ----------       ----------
Total shareholders' equity                                                                               20,174           21,615
                                                                                                     ----------       ----------
                                                                                                     $   64,025       $   66,908
                                                                                                     ==========       ==========


                 See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                    2000             1999
                                                                                 ----------       ----------
                                                                                (unaudited)       (unaudited)

Net revenues                                                                     $   17,081       $   15,305
Costs and expenses:
   Cost of education and facilities                                                  10,319            8,223
   Selling and promotional expenses                                                   2,323            3,718
   General and administrative expenses                                                5,140            4,928
   Amortization of goodwill                                                             254              252
                                                                                 ----------       ----------
    Total costs and expenses                                                         18,036           17,121
                                                                                 ----------       ----------
Income (loss) from operations                                                          (955)          (1,816)
Interest expense                                                                        576              362
Other income -- net                                                                       7               52
                                                                                 ----------       ----------
Income (loss) before income taxes and minority interest                              (1,524)          (2,126)
Income tax (provision) benefit                                                           --              942
                                                                                 ----------       ----------
Income (loss) before minority interest                                               (1,524)          (1,184)
Minority interest in earnings of American University in Dubai                          (428)            (481)
                                                                                 ----------       ----------
Net income (loss)                                                                $   (1,952)      $   (1,665)
                                                                                 ==========       ==========


Earnings (Loss) Per Share:
Basic net income (loss) per share                                                $    (0.16)      $    (0.15)
Diluted net income (loss) per share                                              $    (0.16)      $    (0.15)

Average shares outstanding                                                           11,849           10,743
Dilutive effect:
   Warrants                                                                              --               --
   Options                                                                               --               --
                                                                                 ----------       ----------
                                                                                         --               --
                                                                                 ----------       ----------
Average shares outstanding assuming dilution                                         11,849           10,743



                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                   2000              1999
                                                                                 ----------       ----------
                                                                                 (unaudited)      (unaudited)

Net revenues                                                                     $   38,089       $   32,038
Costs and expenses:
   Cost of education and facilities                                                  21,252           16,793
   Selling and promotional expenses                                                   5,073            6,656
   General and administrative expenses                                               10,477            9,490
   Amortization of goodwill                                                             506              504
                                                                                 ----------       ----------
    Total costs and expenses                                                         37,308           33,443
                                                                                 ----------       ----------
Income (loss) from operations                                                           781           (1,405)
Interest expense                                                                      1,039              617
Other income -- net                                                                      28               84
                                                                                 ----------       ----------
Income (loss) before income taxes and minority interest                                (230)          (1,938)
Income tax (provision) benefit                                                           --            1,045
                                                                                 ----------       ----------
Income (loss) before minority interest                                                 (230)            (893)
Minority interest in earnings of American University in Dubai                        (1,205)          (1,178)
                                                                                 ----------       ----------
Net income (loss)                                                                $   (1,435)      $   (2,071)
                                                                                 ==========       ==========


Earnings (Loss) Per Share:
Basic net income (loss) per share                                                $    (0.12)      $    (0.19)
Diluted net income (loss) per share                                              $    (0.12)      $    (0.19)

Average shares outstanding                                                           11,847           10,702
Dilutive effect:
   Warrants                                                                              --               --
   Options                                                                               --               --
                                                                                 ----------       ----------
                                                                                         --               --
                                                                                 ----------       ----------
Average shares outstanding assuming dilution                                         11,847           10,702


                 See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                       2000              1999
                                                                                                     ----------       ----------
                                                                                                     (unaudited)      (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                                                                    $   (1,435)      $   (2,071)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                                         2,502            1,748
    Bad debt expense                                                                                       (484)             255
    Increase (decrease) in restructuring                                                                   (733)              --
    (Increase) decrease in accounts receivable                                                             (689)          (1,069)
    (Increase) decrease in income taxes receivable                                                        1,241               --
    Increase (decrease) in accounts payable and accrued liabilities                                      (1,434)             543
    Increase (decrease) in unearned revenues                                                             (5,064)          (3,203)
    Increase (decrease) in value-added taxes payable                                                       (271)               4
    Other                                                                                                   585             (836)
                                                                                                     ----------       ----------
   Net cash provided by (used in) operating activities                                                   (5,782)          (4,629)
                                                                                                     ----------       ----------

INVESTING ACTIVITIES
   Additions to curriculum development costs                                                               (137)            (692)
   Purchases of property, plant, and equipment                                                           (1,153)          (2,108)
                                                                                                     ----------       ----------
   Net cash used in investing activities                                                                 (1,290)          (2,800)
                                                                                                     ----------       ----------

FINANCING ACTIVITIES
   Borrowings - net                                                                                       7,013            8,780
   Principal payments under capital lease obligations                                                    (1,177)            (751)
   Principal repayments on long-term debt                                                                  (147)            (243)
   Other                                                                                                      4             (136)
                                                                                                     ----------       ----------
   Net cash provided by (used in) financing activities                                                    5,693            7,650
                                                                                                     ----------       ----------

   Effect of exchange rate changes on cash                                                                   --              (38)
                                                                                                     ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (1,379)             183
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            3,061            2,779
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $    1,682       $    2,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                                                         $      532       $      492
    Income taxes                                                                                     $      230       $       --
   Non-cash investing activities:
    Acquisition of property through capital leases                                                   $       --       $    2,694


                See notes to consolidated financial statements.

                           EDUTREK INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                            ACCUMULATED
                                                                                               OTHER
                                                        COMMON      PAID-IN   STOCKHOLDERS' COMPREHENSIVE   ACCUMULATED
PREDECESSOR                                              STOCK      CAPITAL      NOTES         INCOME        DEFICIT        TOTAL
-----------                                             ------      -------   ------------  -------------   -----------    -------

 Balance -- May 31, 1996                                  $ 1        $477        $(4,559)       $102          $(3,309)     $ (7,288)
Distribution to shareholders                                                                                   (1,890)       (1,890)
Capital contributed by stockholder                                                                              1,239         1,239
Comprehensive loss:
   Net loss                                                                                                    (1,305)       (1,305)
   Foreign currency translation                                                                  (18)                           (18)
                                                                                                                           --------
   Total comprehensive loss                                                                                                  (1,323)
Notes receivable and advances from shareholders                                   (1,016)                                    (1,016)
                                                          ---        ----        -------        ----          -------      --------
Balance -- October 8, 1996                                $ 1        $477        $(5,575)       $ 84          $(5,265)     $(10,278)
                                                          ===        ====        =======        ====          =======      ========



                                                                                   COMMON STOCK --
                                                                                   NUMBER OF SHARES        COMMON STOCK
                                                                                  -----------------   ----------------------
COMPANY                                                                           CLASS A   CLASS B    CLASS A      CLASS B
-------                                                                           ------    ------    ----------    --------

Issuance of common stock -- July 1, 1996                                                     2,240                  $  1,000
Issuance of common stock in connection with
   the acquisition of EduTrek Systems, Inc.                                          105     1,995
Sale of common stock in connection with
   acquisition of Predecessor                                                                2,100                     3,000
Issuance of common stock in exchange for
   certain fees                                                                      350              $      500
Issuance of warrants in connection with
   acquisition of Predecessor
Issuance of common stock in exchange for
   stock of Predecessor                                                              210                     787
Comprehensive income:
   Foreign currency translation
   Net income


   Total comprehensive income
                                                                                  ------    ------    ----------    --------
Balance -- May 31, 1997                                                              665     6,335         1,287       4,000
Issuance of common stock net of initial public offering
   costs -- September 29, 1997                                                     2,733                  34,560
Conversion of warrants to common stock                                               879                     677
Conversion of Class B Common Stock to Class A
   Common Stock                                                                       42       (42)           27         (27)
Issuance of common stock under stock option plan                                      16                      13
Comprehensive income:
   Foreign currency translation
   Net income


   Total comprehensive income
                                                                                  ------    ------    ----------    --------
Balance -- May 31, 1998                                                            4,335     6,293        36,564       3,973
Issuance of common stock under stock option plan                                      28                      47
Comprehensive loss:
   Foreign currency translation
   Net loss


   Total comprehensive loss
                                                                                  ------    ------    ----------    --------
Balance -- December 31, 1998                                                       4,363     6,293        36,611       3,973
Issuance of common stock under stock option plan                                      81                      93
Issuance of common stock under the Employee Stock Purchase Plan                       41                      33
Issuance of Class B common stock in exchange for Steve Bostic convertible debt               1,067                     1,000
Comprehensive loss:
   Foreign currency translation
   Net loss


   Total comprehensive loss
Balance -- December 31, 1999                                                       4,485     7,360    $   36,737    $  4,973
                                                                                  ------    ------    ----------    --------
Issuance of common stock under stock option plan                                       1              $        1
Issuance of common stock under the Employee Stock Purchase Plan
Comprehensive loss:
   Foreign currency translation
   Net income


   Total comprehensive income
Balance -- March 31, 2000                                                          4,486     7,360        36,738       4,973
                                                                                  ------    ------    ----------    --------
Issuance of common stock under stock option plan                                      65              $        2
Issuance of common stock under the Employee Stock Purchase Plan
Comprehensive loss:
   Foreign currency translation
   Net income


   Total comprehensive income
                                                                                  ------    ------    ----------    --------
Balance -- June 30, 2000                                                           4,551     7,360        36,740       4,973
                                                                                  ======    ======    ==========    ========


                                                                                           ACCUMULATED       RETAINED
                                                                                 COMMON      OTHER           EARNINGS
                                                                                 STOCK    COMPREHENSIVE   (ACCUMULATED
COMPANY                                                                         WARRANTS  INCOME (LOSS)      DEFICIT)      TOTAL
-------                                                                         --------  -------------   ------------   ----------

Issuance of common stock -- July 1, 1996                                                                                 $    1,000
Issuance of common stock in connection with
   the acquisition of EduTrek Systems, Inc.                                                                 $     (237)        (237)
Sale of common stock in connection with
   acquisition of Predecessor                                                                                                 3,000
Issuance of common stock in exchange for
   certain fees                                                                                                                 500
Issuance of warrants in connection with
   acquisition of Predecessor                                                    $  677                                         677
Issuance of common stock in exchange for
   stock of Predecessor                                                                                                         787
Comprehensive income:
   Foreign currency translation                                                              $  147                             147
   Net income                                                                                                    2,003        2,003
                                                                                                                         ----------
   Total comprehensive income                                                                                                 2,150
                                                                                 ------      ------         ----------   ----------
Balance -- May 31, 1997                                                             677         147              1,766        7,877
Issuance of common stock net of initial public offering
   costs -- September 29, 1997                                                                                               34,560
Conversion of warrants to common stock                                             (677)                                         --
Conversion of Class B Common Stock to Class A
   Common Stock                                                                                                                  --
Issuance of common stock under stock option plan                                                                                 13
Comprehensive income:
   Foreign currency translation                                                                 (59)                            (59)
   Net income                                                                                                    1,903        1,903
                                                                                                                         ----------
   Total comprehensive income                                                                                                 1,844
                                                                                 ------      ------         ----------   ----------
Balance -- May 31, 1998                                                              --          88              3,669       44,294
Issuance of common stock under stock option plan                                                                                 47
Comprehensive loss:
   Foreign currency translation                                                                 (64)                            (64)
   Net loss                                                                                                     (5,516)      (5,516)
                                                                                                                         ----------
   Total comprehensive loss                                                                                                  (5,580)
                                                                                 ------      ------         ----------   ----------
Balance -- December 31, 1998                                                         --          24             (1,847)      38,761
Issuance of common stock under stock option plan                                                                                 93
Issuance of common stock under the Employee Stock Purchase Plan                                                                  33
Issuance of Class B common stock in exchange for Steve Bostic convertible debt                                                1,000
Comprehensive loss:                                                                                                              --
   Foreign currency translation                                                                 (57)                            (57)
   Net loss                                                                                                    (18,215)     (18,215)
                                                                                                                         ----------
   Total comprehensive loss                                                                                                 (18,272)
Balance -- December 31, 1999                                                     $   --      $  (33)        $  (20,062)  $   21,615
                                                                                 ------      ------         ----------   ----------
Issuance of common stock under stock option plan                                                                                  1
Issuance of common stock under the Employee Stock Purchase Plan                                                                  --
Comprehensive loss:                                                                                                              --
   Foreign currency translation                                                                  (4)                             (4)
   Net income                                                                                                      517          517
                                                                                                                         ----------
   Total comprehensive income                                                                                                   513
Balance -- March 31, 2000                                                        $   --      $  (37)        $  (19,545)  $   22,129
                                                                                 ------      ------         ----------   ----------
Issuance of common stock under stock option plan                                                                                  2
Issuance of common stock under the Employee Stock Purchase Plan                      --                                          --
Comprehensive loss:                                                                                                              --
   Foreign currency translation                                                                  (5)                             (5)
   Net loss                                                                                                     (1,952)      (1,952)
                                                                                                                         ----------
   Total comprehensive loss:                                                                                                (1,957)
                                                                                 ------      ------         ----------   ----------
Balance -- June 30, 2000                                                         $   --      $  (42)        $  (21,497)  $   20,174
                                                                                 ======      ======         ==========   ==========


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

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto for the quarter ended March 31, 2000 included in the Quarterly Report on Form 10-Q and the fiscal year ended December 31, 1999 included in the Annual Report on Form 10-K all items as filed with the Securities and Exchange Commission.

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

         The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. Net revenues and income (loss) from operations by geographic area for the three and six months ended June 30, 2000 and 1999 and identifiable assets by geographic area at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                              --------------------------      -------------------------
                                                2000             1999            2000             1999
                                              ---------       ---------       ---------       ---------
Net revenues:
   United States                              $  11,875       $   9,966       $  25,430       $  19,718
   United Kingdom                                 3,338           3,616           8,382           8,410
   Dubai, UAE                                     1,868           1,723           4,277           3,910
                                              ---------       ---------       ---------       ---------
      Total                                   $  17,081       $  15,305       $  38,089       $  32,038
                                              =========       =========       =========       =========

Income (loss) from operations:
   United States                              $      61       $    (369)      $   1,538       $     199
   United Kingdom                                 1,038           1,191           3,137           3,303
   Dubai, UAE                                       206             744             582           1,816
   Home Office                                   (2,260)         (3,382)         (4,476)         (6,723)
                                              ---------       ---------       ---------       ---------
      Total                                   $   (955)       $  (1,816)      $     781       $  (1,405)
                                              =========       =========       =========       =========


                                           June 30, 2000   December 31, 1999
                                           -------------   -----------------
Identifiable assets:
   United States                              $  59,614        $  62,248
   United Kingdom                                 2,341            2,302
   Dubai, UAE                                     2,070            2,358
                                              ---------        ---------
      Total                                   $  64,025        $  66,908
                                              =========        =========

Note 3 - Line of Credit and Short Term Borrowings

         The Company finances its operating activities and capital requirements, including debt repayment, principally from cash provided by operating activities and borrowings under bank facilities, and, recently, from a short-term loan from a third party.

         The Company has a $10,000,000 revolving line of credit ("Line A") and a $4,350,000 revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

         Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank, such demand to be presented no earlier than September 30, 2000. Amounts outstanding under Line A bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At August 21, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $1,911,360 in letters of credit against Line A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

         Line B, as amended, matures on September 30, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At August 21, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

         On May 30, 2000, the Company executed an amendment to the Credit Agreement, pursuant to which all previous arrangement fees under the Credit Agreement were consolidated into one fixed arrangement fee of $1,150,000. This fee is payable on the later of 1) that date which is (30) days after the lender makes demand for payment (but will be no earlier than September 30, 2000), 2) the date of the retirement of amounts outstanding under the Credit Agreement, or
3) April 30, 2001. The first $250,000 of this fixed arrangement fee was charged to operations in 1999. From January 1, 2000 through June 30, 2000, $291,734 was charged to operations. The remaining $608,266 is being charged to operations at the rate of $60,827 per month through April 30, 2001.

         The Credit Agreement requires interest only payments until maturity. While the Company has made all required interest payments through August 21, 2000, based on management's current projected earnings and cash flow, without obtaining additional debt or equity capital, the Company's ability to make the required payments of principal and interest on a timely basis is presently in doubt.

         On May 30, 2000, the Company received a $5,000,000 short-term loan from a third party to finance the short-term working capital needs of the Company. The loan which matures on November 30, 2000, stipulates that the proceeds cannot be used to repay or prepay amounts owed under the Credit Agreement. The loan bears interest at the Prime Rate, and interest is due quarterly. At August 21, 2000, the Company had outstanding borrowings under this loan of $5,000,000. The loan is secured by substantially all of the Company's assets, on an equal basis with loans under the Credit Agreement. Without obtaining additional debt or equity capital, the ability of the Company to make the required payments of principal and interest on a timely basis is presently in doubt.

Note 4 - Related Party Transactions

         Three members of the family of the Company's Chairman and Chief Executive Officer terminated their employment with EduTrek International, Inc. during the three months ended June 30, 1999. Termination payments of approximately $247,000 were accrued in June 1999 with payments scheduled through May 2000. As of June 30, 2000, all termination payments for related parties had been paid. One member of the family was rehired effective May 1, 2000; compensation payments began upon expiration of the previously discussed termination agreement.

Note 5 - Company Restructuring Activities

         In December 1999, the Company's Executive Officers and Board of Directors implemented procedures to restructure the Company in three different areas in order to reduce overall expenditures and restore positive cash flow of the Company. The three areas of restructure were: 1) reduction of Corporate overhead through elimination and consolidation of positions and space reductions, 2) the teach-out of current classes in the Washington D.C. campus and closure of the operation, and 3) termination of the lease for the current Northern Virginia campus site (operations never commenced in Northern Virginia), with plans for a new Northern Virginia site yet to be finalized. As a result, the Company established restructuring accruals at December 31, 1999 totaling $4.8 million. The accrual for severance and employment contracts included 16 employees. Revenue and loss from operations of the Washington D.C. campus were $2,527,452 and ($2,075,102), respectively, for the year ended December 31, 1999, and $216,284 and ($704,000), respectively, for the seven months ended December 31, 1998 (the campus began operations in October 1998). The following table shows the components of the restructure accrual, and restructuring activities through June 30, 2000:


RESTRUCTURE SCHEDULE

-----------------------------------------------------------------------------------------------------------------------------------
        ACCRUAL CATEGORY               ORIGINAL ACCRUAL AMOUNT      PAYMENTS THROUGH JUNE 30, 2000      BALANCE AT JUNE 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Lease Termination and other
related costs                              $  4,137,135                     $ 491,487                           $3,645,648
-----------------------------------------------------------------------------------------------------------------------------------
Severance and employment
contracts, and other related
costs                                      $    666,340                     $ 241,235                           $  425,105
-----------------------------------------------------------------------------------------------------------------------------------

Note 6 - Going Concern

         The consolidated financial statements for the fiscal year ended December 31, 1999 were prepared assuming the Company would continue as a going concern. The Company had reported net losses of $18.2 million for the year ended December 31, 1999 and $5.5 million for the seven-month transition period ended December 31, 1998 (following a change in fiscal year end). The Company is highly leveraged and recent developments have had a material adverse effect on the Company's short-term liquidity and ability to service its debts. As of June 30, 2000, the Company had $8.1 million of debt outstanding under Line A of the Credit Agreement, which matures at the earlier of April 30, 2001, or 30 days after the demand of the lender, such demand to be presented no earlier than September 30, 2000. Additionally, there are $1.9 million of letters of credit issued on behalf of the Company. The Company has an additional $4.3 million outstanding under Line B of the Credit Agreement, which has a maturity date of September 30, 2000.

         On May 30, 2000, the Company received a $5,000,000 short-term loan from a third party to finance the short term working capital needs of the Company and for general corporate purposes. The loan which matures on November 30, 2000, stipulates that the proceeds cannot be used to repay or prepay amounts owed under the Credit Agreement.

         Based upon management's current projected earnings and cash flow of the Company, without some form of additional capital infusion, whether pursuant to business combinations, strategic investment in the Company, a refinancing of the Company's debt, or a combination thereof, management does not believe it will have the financial resources to make the required debt payments under the Credit Agreement or the new short-term loan, when due and to meet other cash requirements. As a result, the Company has retained The Robinson-Humphrey Company LLC ("Robinson-Humphrey") to assist in determining short-term and long-term financial requirements and to evaluate potential refinancing and restructuring alternatives.

         If the Company does not make the required debt payments on September 30, 2000, November 30, 2000, or April 30, 2001, it may be unable to continue its normal operations, except to the extent permitted by its lenders. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement and the new short-term loan.

         In addition, the Company did not meet the financial responsibility standards of the U.S. Department of Education as of December 31, 1999. As a result, the Company could be required to post a letter of credit of up to $15 million with the Department of Education by September 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Therefore, the Company and Robinson-Humphrey are evaluating certain approaches to restructuring or recapitalization to address this contingency in addition to the financial difficulties discussed above. These potential approaches include among other things, business combinations, a strategic investment in the Company, a refinancing of the Company's debt, or a combination thereof. The Company's objective is to raise sufficient capital to meet its debt service obligations, correct the financial responsibility deficiencies, and also to post any letters of credit required by the Department of Education. Failure to post a letter of credit could result in the termination of the Company as an institution eligible for student Title IV financial aid, which would severely and negatively affect cash flows of the Company and possibly result in the Company being unable to continue its normal operations.

         Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews based on annual fiscal year results. These reviews include fiscal responsibility tests, with which the Company did not comply, as of December 31, 1999. Management believes that by successfully addressing the financial responsibility standards of the U.S. Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the three and six months ended June 30, 2000, and the fiscal year ended December 31, 1999, did not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         The Company and its financial advisor, The Robinson-Humphrey Company, LLC, have been evaluating various strategic alternatives available to the Company to address its liquidity difficulties. See"--Liquidity and Capital Resources."

         The Company is currently negotiating with two separate entities with respect to (i) a potential merger of the Company into one of the entities, or
(ii) the sale of additional equity to the other entity in an amount sufficient to satisfy the Company's current liquidity requirements. As of August 21, 2000, the material terms of such transactions had not been agreed upon, although management believes that it is likely a definitive agreement for one of the transactions will be executed by the end of August 2000. There can be no assurance, however, as to the structure or terms of any such transaction, as to whether a definitive agreement with either party will be executed, or, if executed, that such transaction will ultimately be consummated. As part of the current negotiations, management is attempting to negotiate some form of financing to enable the Company to meet its cash requirements until any such acquisition transaction can be consummated.

         Based on its current estimates of cash flow, management believes that absent some form of additional capital infusion or restructuring, whether pursuant to a business combination, strategic investment in the Company, refinancing of the Company's debt, or a combination thereof, by the end of August 2000, the Company will not have sufficient cash resources to make required debt payments or to meet its cash operating requirements.

         On May 30, 2000, the Company entered into a letter of intent with a different party providing for the sale of certain assets of the Company's Global Studies Business for $27 million. In addition, with the execution of the letter of intent, the Company borrowed $5,000,000 from this third party to assist in funding its short-term working capital requirements. On August 7, 2000, most of the operative provisions of the letter of intent expired without the parties reaching a definitive agreement for the contemplated sale of assets, primarily due to the parties' anticipated inability to obtain required regulatory approvals in a timely manner. Certain provisions of the letter of intent, however, continue in effect. In particular, (1) if certain assets of the Company's Global Studies Business are sold to a third party on or before December 31, 2000, then the Company will pay the third party one-half of the amount, if any, by which the purchase price exceeds $27,000,000 and (2) if the Company's Global Studies Business is included in any sale of the Company or its affiliates, in a transaction that incorporates more than just the Global Studies Business, then the Company will pay the third party $500,000.

RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 2000 included in Item 1 of this report, the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Company's Transition Report on Form 10-K, as well as in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended December 31.

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the Company:

                                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                                         2000               1999           2000             1999
                                                                       --------           --------       --------         --------

Net revenues                                                             100.0%           100.0%           100.0%         100.0%
Costs and expenses:
               Cost of education and facilities                           60.4%            53.7%            55.8%          52.4%
               Selling and promotional expenses                           13.6%            24.3%            13.3%          20.8%
               General and administrative expenses                        30.1%            32.2%            27.5%          29.6%
               Amortization of goodwill                                    1.5%             1.6%             1.3%           1.6%
                                                                       -------          -------          -------        -------
                             Total costs and expenses                    105.6%           111.9%            97.9%         104.4%
                                                                       -------          -------          -------        -------
Income (loss) from operations                                             -5.6%           -11.9%             2.1%          -4.4%
Interest expense                                                           3.4%             2.4%             2.7%           1.9%
Other income -- net                                                        0.0%             0.3%             0.1%           0.3%
                                                                       -------          -------          -------        -------
Income (loss) before income taxes and minority interest                   -8.9%           -13.9%            -0.6%          -6.0%
Income tax (provision) benefit                                             0.0%             6.2%             0.0%           3.3%
                                                                       -------          -------          -------        -------
Income (loss) before minority interest                                    -8.9%            -7.7%            -0.6%          -2.8%
Minority interest in earnings of American University in Dubai             -2.5%            -3.1%            -3.2%          -3.7%
                                                                       -------          -------          -------        -------
Net income (loss)                                                        -11.4%           -10.9%            -3.8%          -6.5%


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

NET REVENUES. Net revenues increased approximately $1.8 million or 11.6%. The increase was due to an increase in student enrollment primarily at the four Power Campuses and a tuition increase for both Traditional and Power Campuses.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $2.1 million or 25.5%. Of this amount, education costs increased approximately $1.3 million or 22.5% due to an increase in the number of faculty supporting the Power Campuses in conjunction with the campuses' enrollment growth, as well as the related courseware, computer and other education costs. Facility costs increased approximately $818,000 or 32.2% as the result of space growth in conjunction with the Power Campuses enrollment growth, as well as the cost of maintaining dual sites for some locations during the transition to larger or more accommodating locations. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues to 60.4% in the 2000 period from 53.7% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses decreased approximately $1.4 million or 37.5%. The decrease was a direct result of the cost control efforts instituted by the Company and the more focused marketing initiatives for both the Traditional and Power Campuses. As a percentage of net revenues, selling and promotional expenses decreased to 13.6% in the 2000 period from 24.3% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $212,000 or 4.3%. As a percentage of net revenues, however, general and administrative expenses decreased to 30.1% in the 2000 period from 32.2% in the 1999 period. The dollar increase was primarily due to additions throughout 1999 of personnel at the new Power Campuses and the home office to support the Company's growth partially offset by the restructuring efforts, which began in December 1999. The increase also reflects the effects of higher banking charges incurred for the liquidity challenges faced by the Company in the 2000 period. With respect to the allowance for doubtful accounts, approximately $171,000 was recorded in the 2000 period as a normal quarterly operating provision. Approximately $783,000 of uncollectible student receivables was written-off against the allowance for doubtful accounts in June 2000. There was no corresponding write-off in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $254,000 and $252,000 for the 2000 and 1999 periods respectively, was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $214,000 or 59.1% as a result of increased outstanding borrowings under the Company's revolving line of credit, and the accrued interest incurred on the $5.0 million short-term loan, dated May 30, 2000.

OTHER INCOME - NET.  Other income - net decreased approximately $45,000 or
86.5%.

INCOME TAX (PROVISION) BENEFIT. The Company generated a pretax loss for the three months ended June 30, 2000, thus generating a deferred tax benefit. However, management believes the recoverability of the Company's current and prior year's unused deferred tax asset is uncertain due to the recent losses and therefore is recognizing no tax benefit in the current quarter.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings increased approximately $53,000 or 11.0% due to an increase in operating income at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of approximately $2.0 million for the 2000 period compared to a net loss of approximately $1.7 million for the 1999 period.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

NET REVENUES. Net revenues increased approximately $6.1 million or 18.9%. The increase was due to an increase in student enrollment primarily at the four Power Campuses and a tuition increase for both Traditional and Power Campuses.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased approximately $4.5 million or 26.6%. Of this amount, education costs increased approximately $4.6 million or 40.4% due to an increase in the number of faculty supporting the Power Campuses in conjunction with the campuses' enrollment growth, as well as the related courseware, computer and other education costs. Royalty expense decreased approximately $200,000 due to the termination of the ITI Courseware licensing agreement in 1998, which impacted the 1999 period. Facility costs increased approximately $139,000 or 2.6% as the result of space growth in conjunction with the Power Campuses enrollment growth, as well as the cost of maintaining dual sites for some locations during the transition to larger or more accommodating locations. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues to 55.8% in the 2000 period from 52.4% in the 1999 period.

SELLING AND PROMOTIONAL EXPENSES. Selling and promotional expenses decreased approximately $1.6 million or 23.8%. The decrease was a direct result of the cost control efforts instituted by the Company and the more focused marketing initiatives for both the Traditional and Power Campuses. As a percentage of net revenues, selling and promotional expenses decreased to 13.3% in the 2000 period from 20.8% in the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $987,000 or 10.4%. As a percentage of net revenues, however, general and administrative expenses decreased to 27.5% in the 2000 period from 29.6% in the 1999 period. The dollar increase was primarily due to additions throughout 1999 of personnel at the new Power Campuses and the home office to support the Company's growth, partially offset by the restructuring efforts which began in December 1999. The increase also reflects the effects of higher banking charges incurred for the liquidity challenges faced by the Company in the 2000 period. With respect to the allowance for doubtful accounts, approximately $336,000 was recorded in the 2000 period as normal operating provision. Approximately $783,000 of uncollectible student receivables was written-off against the allowance for doubtful accounts in June 2000. There was no corresponding write-off in the 1999 period.

AMORTIZATION OF GOODWILL. Goodwill amortization of $506,000 and $504,000 for the 2000 and 1999 periods respectively, was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

INTEREST EXPENSE. Interest expense increased approximately $422,000 or 68.4% as a result of increased outstanding borrowings under the Company's revolving line of credit, and the accrued interest incurred on the $5.0 million short-term loan dated May 30, 2000.

OTHER INCOME - NET. Other income - net decreased approximately $56,000 or 66.7%.

INCOME TAX (PROVISION) BENEFIT. The Company generated a pretax loss for the six months ended June 30, 2000, thus generating a deferred tax benefit. however, management believes the recoverability of the Company's current and prior year's unused deferred tax asset is uncertain due to the recent losses and therefore is recognizing no tax benefit for the first two fiscal quarters combined.

MINORITY INTEREST IN EARNINGS OF AMERICAN UNIVERSITY IN DUBAI. Minority interest in earnings decreased approximately $27,000 or 2.3% due to an increase in operating expenses at the Dubai campus.

NET INCOME (LOSS). For the reasons set forth above, the Company experienced a net loss of approximately $1.4 million for the 2000 period compared to a net loss of approximately $2.1 million for the 1999 period.

SEASONALITY

         The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, the second and third fiscal quarter revenues are lower than the first and fourth fiscal quarters, and the second and third fiscal quarter costs and expenses are higher as a percentage of net revenues than the first and fourth fiscal quarters. This seasonality is partially mitigated by technology education programs, which are offered throughout the year, at Power Campuses in California, Georgia, Florida, and the District of Columbia.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operating activities and capital requirements, including debt repayment, principally from cash provided by operating activities and borrowings under bank facilities and, recently, from the proceeds of a short-term loan from a third party.

         The Company has a $10,000,000 revolving line of credit ("Line A") and a $4,350,000 revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

         Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank, such demand to be presented no earlier than September 30, 2000. Amounts outstanding under Line A bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At August 21, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $1,911,360 in letters of credit against Line A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

         Line B, as amended, matures on September 30, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At August 21, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

         On May 30, 2000, the Company executed an amendment to the Credit Agreement, pursuant to which all previous arrangement fees under the Credit Agreement were consolidated into one fixed arrangement fee of $1,150,000. This fee is payable on the later of 1) that date which is (30) days after the lender makes demand for payment (but will be no earlier than September 30, 2000), 2) the date of the retirement of amounts outstanding under the Credit Agreement, or
3) April 30, 2001. The first $250,000 of this fixed arrangement fee was charged to operations in 1999. From January 1, 2000 through June 30, 2000, $291,734 was charged to operations. The remaining $608,266 is being charged to operations at the rate of $60,827 per month through April 30, 2001.

         The Credit Agreement requires interest only payments until maturity. While the Company has made all required interest payments through August 21, 2000, based on management's current projected earnings and cash flow, without obtaining additional debt or equity capital, the Company's ability to make future required payments of principal and interest on a timely basis is presently in doubt.

     On May 30, 2000, the Company received a $5,000,000 short-term loan from a third party to finance the short-term working capital needs of the Company. The loan, which matures on November 30, 2000, stipulates that the proceeds cannot be used to repay or prepay amounts owed under the Credit Agreement. Amounts outstanding under the loan bear interest at the Prime rate, and interest is due quarterly. At August 21, 2000, the Company had outstanding borrowings under the loan of $5,000,000. The loan is secured by substantially all of the Company's assets, on an equal basis with loans under the Credit Agreement. Without obtaining additional debt or equity capital, the ability of the Company to make the required payments of principal and interest on a timely basis is presently in doubt.

         Purchases of property, plant, and equipment for the six months ended June 30, 2000 were approximately $492,000. These purchases were primarily for:
(1) the completion of the build-out of the Miami campus; (2) customary hardware and software costs; (3) investments in computer technology to support information technology curriculum; and (4) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the six months ended June 30, 2000, the Company also capitalized curriculum development costs totaling approximately $63,000. The Company expects to fund capital expenditures for existing and any future new campuses through cash from operations and, if the Company is able to obtain sufficient refinancing, through debt or sale of equity. However, there can be no assurance that the Company will be able to fund its capital programs.

         The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest and principal payments on its indebtedness, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, the proceeds of the Company's Credit Agreement, and other loans. Based on current estimates of cash flow, the Company does not believe it will have sufficient cash resources to make required debt payments and to meet its other cash requirements. The Company is evaluating various alternatives to address both its liquidity requirements and its failure as of December 31, 1999 to meet the financial responsibility standards of the Department of Education (discussed below). The Company has retained The Robinson-Humphrey Company LLC to assist in determining short-term and long-term financial requirements. Robinson-Humphrey is advising the Company on various strategic alternatives, which include, but are not limited to, business combinations, a strategic investment in the Company, a refinancing of the Company's debt, or a combination thereof. The objective of any such transactions would be to inject sufficient capital to alleviate the current liquidity crisis, correct the ratio deficiencies, and also to post any letters of credit, if required by the Department of Education. There can be no assurance that the Company will be able to effect any such transaction or obtain any such capital infusion as and when required, or on acceptable terms.

         The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent account until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 2000, the Company had approximately $22,000 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 3-14 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

         All institutions participating in Title IV programs must satisfy specific standards of financial responsibility. Institutions are evaluated for compliance with those standards annually as each institution submits its audited financial statements to the Department of Education (the Company has now submitted its audited financial statements with respect to the year ended December 31, 1999). The standards consist of an equity ratio, a primary reserve ratio, and a net income ratio. An institution that is determined by the Department of Education not to meet the standards is nonetheless entitled to participate in Title IV programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, and that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety either in an amount equal to 50% of the total Title IV program funds received by students enrolled at such institution during the prior year, or in an amount equal to 10% of such prior year's funds. Additionally, an institution would agree to disburse those funds only on a reimbursement basis (as described below). The Department of Education has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the Department of Education.

         As of December 31, 1999, the Company did not meet the financial responsibility standards of the Department of Education. The Company anticipates that it may be required to post an irrevocable letter of credit on or about September 2000 in the amount of up to approximately $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year. Alternatively, the Company may be required to post an irrevocable letter of credit on or about September 2000 in the amount of up to approximately $3.0 million, which represents approximately 10% of the Title IV funds received by students during the prior year, or to reach some other acceptable arrangement with the Department of Education. Approximately 50% of the Company's revenue is derived from Title IV funds. Failure to post a letter of credit, or reach some other acceptable agreement with the Department of Education would result in the termination of the Company as an institution eligible for Title IV financial aid and would negatively impact future cash flows of the Company and possibly result in the Company being unable to continue its normal operations. The Company has provided the Department of Education certain information regarding its financial status and the low student loan default rate. It has requested that the Department of Education consider such information in connection with its decision to any surety.

         With respect to the Company's not meeting financial responsibility standards, or if the Company were deemed not to be in compliance with good administrative practice with respect to financial aid, the Company could be required to receive Title IV funds from the Department of Education under the reimbursement payment method. Under this method, the Company would be required to first make disbursements to eligible students and parents through credits to the student's accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under the reimbursement method would result in an approximate 30-60 day delay in the receipt by the Company of tuition monies under Title IV. Failure to finance the resulting additional liquidity needs could create material working capital shortages for the Company, if the Company is required to receive payments from the Department of Education under the reimbursement method. This liquidity financing could be in addition to posting of a letter of credit in the amount of up to approximately $15.0 million, which represents approximately 50% of the Title IV funds received by students during the prior year. The Company believes that its administrative practice with respect to financial aid is in accordance with acceptable practice.

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




PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On Friday, June 23, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Director's for a term of one year and until their successors are elected and have qualified: Steve Bostic, Paul D. Beckham, Fred C. Davison, Gaylen D. Kemp, J. Robert Fitzgerald, Ronald P. Hogan, and Gerald Tellefsen. The number of votes cast for and against the election of each nominee for director was as follows:

                                                                 Authority
                                                                  to Vote
    Director                           For                       Withheld
----------------------         --------------------          -----------------
Steve Bostic                        77,703,539                     20,217
Paul D. Beckham                     77,704,079                     19,677
Fred C. Davison                     77,704,079                     19,677
Gaylen D. Kemp                      77,704,079                     19,677
J. Robert Fitzgerald                77,704,079                     19,677
Ronald P. Hogan                     77,704,079                     19,677
Gerald Tellefsen                    77,704,079                     19,677


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.5.7 - Seventh Amendment to Credit Agreement dated May 30, 2000 between the Company and First Union National Bank

         10.7 - Promissory Note dated May 30, 2000 in principal amount of $5,000,000.

         27     -  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. During the quarter ended June 30, 2000, the Company filed one Current Report on Form 8-K reporting certain events under Item 5 of the Form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EDUTREK INTERNATIONAL, INC.


Date:  August 21, 2000              By:  /s/ Steve Bostic
                                       ----------------------------------
                                       Steve Bostic, President and
                                       Chief Executive Officer
                                       (principal executive officer)



Date:  August 21, 2000              By: /s/ David J. Horn
                                        ---------------------------------
                                        David J. Horn, Chief Financial
                                        Officer (principal financial and
                                        accounting officer)