Form 10-Q
period 2000-09-30
EDUTREK INT INC
filed 2000-11-06
CIK 1041075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For Quarterly Period Ended September 30, 2000

                        Commission File Number: 0-23021

                               ----------------

                          EDUTREK INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Georgia                                58-2255472
                                          (I.R.S. Employer Identification No.)
      (State or other jurisdiction
    ofincorporation or organization)

    500 Embassy Row, 6600 Peachtree
    Dunwoody Road, Atlanta, Georgia
                                                         30328
    (Address of principal executive                    (Zip Code)
                offices)

                                  404-965-8000
              (Registrant's telephone number, including area code)

                                 Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock, without par value             5,958,502 shares
                                            Outstanding at October 31, 2000
                 Class

Class B Common Stock, without par value             7,359,667 shares
                 Class                      Outstanding at October 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EDUTREK INTERNATIONAL, INC.
                                FORM 10-Q INDEX

                                                                           Page
                                                                           ----
                      PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     4

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    14

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    20

                        PART II--OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...............................    21

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

   Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. In addition, statements in this Quarterly Report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, risks inherent in negotiating financing or change of control transactions, new or revised interpretations of applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations, failure to obtain the Southern Association of Colleges and Schools' ("SACS") approval to operate in new locations, failure to comply with Department of Education or state financial responsibility standards, changes in student enrollment, and other factors set forth in the Company's Annual Report on Form 10-K and other reports or materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management).

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          EDUTREK INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
                       ------

Current assets
  Cash and cash equivalents.........................   $  4,256      $  3,061
  Accounts receivable--net of allowance of $1,503
   and $1,985, respectively.........................      4,089         2,444
  Income taxes receivable...........................        473         1,717
  Other.............................................        958         1,123
                                                       --------      --------
    Total current assets............................      9,776         8,345
  Property, plant, and equipment--net of accumulated
   depreciation.....................................     18,580        19,414
  Goodwill--net of accumulated amortization of
   $4,063 and $3,303, respectively..................     36,597        37,357
  Other.............................................      1,287         1,792
                                                       --------      --------
                                                       $ 66,240      $ 66,908
                                                       ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities
  Accounts payable..................................   $  2,410      $  4,060
  Accrued expenses..................................      3,809         3,482
  Accrued related party transactions................        --            112
  Value-added tax payable...........................        268           445
  Unearned revenues.................................      8,855         9,412
  Restructure accrual--current......................      3,014         3,970
  Line of credit and short term borrowings..........     17,439        10,687
  Current maturities--capital leases and other......      2,030         2,197
                                                       --------      --------
    Total current liabilities.......................     37,825        34,365
  Capital leases and other--less current
   maturities.......................................      6,011         7,498
  Deferred rent.....................................      2,885         2,346
  Restructure accrual--long term....................        750           834
  Other liabilities.................................        196           250
                                                       --------      --------
    Total liabilities...............................     47,667        45,293
SHAREHOLDERS' EQUITY
  Common stock, Class A voting, one vote per share,
   without par value, 40,000,000 shares authorized,
   5,958,502 and 4,485,168 issued and outstanding,
   respectively.....................................     39,275        36,737
  Common stock, Class B voting, ten votes per share,
   without par value, 10,000,000 shares authorized,
   7,359,667 issued and outstanding.................      4,973         4,973
  Accumulated other comprehensive income (loss).....        (77)          (33)
  Accumulated deficit...............................    (25,598)      (20,062)
                                                       --------      --------
    Total shareholders' equity......................     18,573        21,615
                                                       --------      --------
                                                       $ 66,240      $ 66,908
                                                       ========      ========

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                         Three Months Ended
                                                            September 30,
                                                       -----------------------
                                                          2000        1999
                                                       ----------- -----------
                                                       (unaudited) (unaudited)
Net revenues..........................................   $12,675     $11,898
Costs and expenses:
 Cost of education and facilities.....................     9,605       9,430
 Selling and promotional expenses.....................     1,854       2,683
 General and administrative expenses..................     4,462       4,933
 Amortization of goodwill.............................       254         252
                                                         -------     -------
   Total costs and expenses...........................    16,175      17,298
                                                         -------     -------
Income (loss) from operations.........................    (3,500)     (5,400)
Interest expense......................................       632         468
Other income--net.....................................       --            4
                                                         -------     -------
Income (loss) before income taxes and minority
 interest.............................................    (4,132)     (5,864)
Income tax (provision) benefit........................       --        2,251
                                                         -------     -------
Income (loss) before minority interest................    (4,132)     (3,613)
Minority interest in earnings of American University
 in Dubai.............................................        31         (18)
                                                         -------     -------
Net income (loss).....................................   $(4,101)    $(3,631)
                                                         =======     =======
Earnings (Loss) Per Share:
 Basic net income (loss) per share....................   $ (0.34)    $ (0.34)
 Diluted net income (loss) per share..................   $ (0.34)    $ (0.34)
Average shares outstanding............................    11,915      10,777
Dilutive effect:
 Warrants.............................................       --          --
 Options..............................................       --          --
                                                         -------     -------
                                                             --          --
                                                         -------     -------
Average shares outstanding assuming dilution..........    11,915      10,777
                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                          2000        1999
                                                       ----------- -----------
                                                       (unaudited) (unaudited)
Net revenues..........................................   $50,764     $43,936
Costs and expenses:
 Cost of education and facilities.....................    30,857      26,223
 Selling and promotional expenses.....................     6,927       9,339
 General and administrative expenses..................    14,939      14,423
 Amortization of goodwill.............................       760         756
                                                         -------     -------
   Total costs and expenses...........................    53,483      50,741
                                                         -------     -------
Income (loss) from operations.........................    (2,719)     (6,805)
Interest expense......................................     1,671       1,085
Other income--net.....................................        28          88
                                                         -------     -------
Income (loss) before income taxes and minority
 interest.............................................    (4,362)     (7,802)
Income tax (provision) benefit........................       --        3,296
                                                         -------     -------
Income (loss) before minority interest................    (4,362)     (4,506)
Minority interest in earnings of American University
 in Dubai.............................................    (1,174)     (1,196)
                                                         -------     -------
Net income (loss).....................................   $(5,536)    $(5,702)
                                                         =======     =======
Earnings (Loss) Per Share:
 Basic net income (loss) per share....................   $ (0.46)    $ (0.53)
 Diluted net income (loss) per share..................   $ (0.46)    $ (0.53)
Average shares outstanding............................    11,909      10,727
Dilutive effect:
 Warrants.............................................       --          --
 Options..............................................       --          --
                                                         -------     -------
                                                             --          --
                                                         -------     -------
Average shares outstanding assuming dilution..........    11,909      10,727

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
OPERATING ACTIVITIES
Net income (loss).....................................    $(5,536)    $(5,702)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Depreciation and amortization.......................      3,739       2,772
  Bad debt expense....................................        442         726
  Increase (decrease) in restructuring................     (1,040)        --
  (Increase) decrease in accounts receivable..........     (2,086)       (615)
  (Increase) decrease in income taxes receivable and
   deferred taxes.....................................      1,244      (3,154)
  Increase (decrease) in accounts payable and accrued
   liabilities........................................     (1,435)        728
  Increase (decrease) in unearned revenues............       (557)        279
  Increase (decrease) in value-added taxes payable....       (177)        (70)
  Other...............................................        656         461
                                                          -------     -------
    Net cash provided by (used in) operating
     activities.......................................     (4,750)     (4,575)
                                                          -------     -------
INVESTING ACTIVITIES
Additions to curriculum development costs.............       (200)       (879)
Purchases of property, plant, and equipment...........     (1,455)     (2,589)
                                                          -------     -------
    Net cash used in investing activities.............     (1,655)     (3,468)
                                                          -------     -------
FINANCING ACTIVITIES
Borrrowings--net......................................      7,051      10,425
Proceeds from issuance of common stock................      2,538         --
Principal payments under capital lease obligations....     (1,679)     (1,076)
Principal repayments on long-term debt................       (299)       (340)
Other.................................................         27          89
                                                          -------     -------
    Net cash provided by (used in) financing
     activities.......................................      7,638       9,098
                                                          -------     -------
Effect of exchange rate changes on cash...............        (38)        (27)
                                                          -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..    $ 1,195     $ 1,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      3,061       2,779
CASH AND CASH EQUIVALENTS, END OF PERIOD..............    $ 4,256     $ 3,807
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest............................................    $ 1,527     $ 1,018
  Income taxes........................................    $   230     $   --
Non-cash investing activities:
  Acquisition of property through capital leases......    $    11     $ 3,108

                See notes to consolidated financial statements.

                          EDUTREK INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      Accumulated
                                                                         Other
                                                       Stockholders' Comprehensive Accumulated
Predecessor               Common Stock Paid-In Capital     Notes        Income       Deficit    Total
-----------               ------------ --------------- ------------- ------------- ----------- --------
Balance--May 31, 1996...      $ 1           $477          $(4,559)       $102        $(3,309)  $ (7,288)
Distribution to
 shareholders...........                                                              (1,890)    (1,890)
Capital contributed by
 stockholder............                                                               1,239      1,239
Comprehensive loss:
 Net loss...............                                                              (1,305)    (1,305)
 Foreign currency
  translation...........                                                  (18)                      (18)
                                                                                               --------
 Total comprehensive
  loss..................                                                                         (1,323)
Notes receivable and
 advances from
 shareholders...........                                   (1,016)                               (1,016)
                              ---           ----          -------        ----        -------   --------
Balance--October 8,
 1996...................      $ 1           $477          $(5,575)       $ 84        $(5,265)  $(10,278)
                              ===           ====          =======        ====        =======   ========

                          Common Stock--
                             Number of                               Accumulated    Retained
                              Shares       Common Stock     Common      Other       Earnings
                          --------------- ---------------   Stock   Comprehensive (Accumulated
Company                   Class A Class B Class A Class B  Warrants Income (loss)   Deficit)    Total
-------                   ------- ------- ------- -------  -------- ------------- ------------ -------
Issuance of common
 stock--July 1, 1996....           2,240          $1,000                                       $ 1,000
Issuance of common stock
 in connection with the
 acquisition of EduTrek
 Systems, Inc...........     105   1,995                                            $   (237)     (237)
Sale of common stock in
 connection with
 acquisition of
 Predecessor............           2,100           3,000                                         3,000
Issuance of common stock
 in exchange for certain
 fees...................     350          $   500                                                  500
Issuance of warrants in
 connection with
 acquisition of
 Predecessor............                                     $677                                  677
Issuance of common stock
 in exchange for stock
 of Predecessor.........     210              787                                                  787
 Comprehensive income:
 Foreign currency
  translation...........                                                $147                       147
 Net income.............                                                               2,003     2,003
                                                                                               -------
 Total comprehensive
  income................                                                                         2,150
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance--May 31, 1997...     665   6,335    1,287  4,000      677        147           1,766     7,877
Issuance of common stock
 net of initial public
 offering costs--
 September 29, 1997.....   2,733           34,560                                               34,560
Conversion of warrants
 to common stock........     879              677            (677)                                 --
Conversion of Class B
 Common Stock to Class A
 Common Stock...........      42     (42)      27    (27)                                          --
Issuance of common stock
 under stock option
 plan...................      16               13                                                   13
Comprehensive income:
 Foreign currency
  translation...........                                                 (59)                      (59)
 Net income.............                                                               1,903     1,903
                                                                                               -------
 Total comprehensive
  income................                                                                         1,844
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance--May 31, 1998...   4,335   6,293   36,564  3,973      --          88           3,669    44,294
Issuance of common stock
 under stock option
 plan...................      28               47                                                   47
Comprehensive loss:
 Foreign currency
  translation...........                                                 (64)                      (64)
 Net loss...............                                                              (5,516)   (5,516)
                                                                                               -------
 Total comprehensive
  loss..................                                                                        (5,580)
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance--December 31,
 1998...................   4,363   6,293   36,611  3,973      --          24          (1,847)   38,761
Issuance of common stock
 under stock option
 plan...................      81               93                                                   93
Issuance of common stock
 under the Employee
 Stock Purchase Plan....      41               33                                                   33
Issuance of Class B
 common stock in
 exchange for Steve
 Bostic convertible
 debt...................           1,067           1,000                                         1,000
Comprehensive loss:.....                                                                           --
 Foreign currency
  translation...........                                                 (57)                      (57)
 Net loss...............                                                             (18,215)  (18,215)
                                                                                               -------
 Total comprehensive
  loss..................                                                                       (18,272)
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance -- December 31,
 1999...................   4,485   7,360   36,737  4,973      --         (33)        (20,062)   21,615
Issuance of common stock
 under stock option
 plan...................       1                1                                                    1
Issuance of common stock
 under the Employee
 Stock Purchase Plan....                                                                           --
Comprehensive loss:.....                                                                           --
 Foreign currency
  translation...........                                                  (4)                       (4)
 Net income.............                                                                 517       517
                                                                                               -------
 Total comprehensive
  income................                                                                           513
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance -- March 31,
 2000...................   4,486   7,360   36,738  4,973     $--         (37)        (19,545)   22,129
Issuance of common stock
 under stock option
 plan...................      65                2                                                    2
Issuance of common stock
 under the Employee
 Stock Purchase Plan....                                      --                                   --
Comprehensive loss:.....                                                                           --
 Foreign currency
  translation...........                                                  (5)                       (5)
 Net loss...............                                                              (1,952)   (1,952)
                                                                                               -------
 Total comprehensive
  loss..................                                                                        (1,957)
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance -- June 30,
 2000...................   4,551   7,360   36,740  4,973     $--         (42)        (21,497)   20,174
Issuance of common stock
 under stock option
 plan...................       2                2                                                    2
Issuance of common stock
 under the Employee
 Stock Purchase Plan....      27               33                                                   33
Issuance of new common
 stock shares...........   1,379            2,500                                                2,500
Comprehensive loss:.....                                                                           --
 Foreign currency
  translation...........                                                 (35)                      (35)
 Net loss...............                                                              (4,101)   (4,101)
                                                                                               -------
 Total comprehensive
  loss..................                                                                        (4,136)
                           -----   -----  ------- ------     ----       ----        --------   -------
Balance -- September 30,
 2000...................   5,959   7,360   39,275  4,973     $--        $(77)       $(25,598)  $18,573
                           =====   =====  ======= ======     ====       ====        ========   =======

                 See notes to consolidated financial statement

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

   The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto for the quarters ended March 31, 2000, June 30, 2000 included in the Quarterly Reports on Form 10-Q, and the fiscal year ended December 31, 1999 included in the Annual Report on Form 10-K all items as filed with the Securities and Exchange Commission.

   New Accounting Pronouncements--In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101B, is effective for the fourth quarter of fiscal years beginning after December 15, 1999. This statement provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. The Company will adopt SAB No. 101 for the fourth quarter ended December 31, 2000. The adoption of SAB No. 101 is not expected to have a significant impact on its financial position or results of operations.

Note 2--U.S. and Foreign Operations

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

                          EDUTREK INTERNATIONAL, INC.

   The Company's operations are located in the United States, the United Kingdom, and Dubai, United Arab Emirates. Net revenues and income (loss) from operations by geographic area for the three and nine months ended September 30, 2000 and 1999 and identifiable assets by geographic area at September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                Nine Months
                                       Three Months Ended     Ended September
                                         September 30,              30,
                                   -------------------------- ----------------
                                       2000          1999      2000     1999
                                   ------------- ------------ -------  -------
Net revenues:
  United States...................    $10,021      $ 9,221    $35,450  $28,939
  United Kingdom..................      1,890        1,917     10,273   10,327
  Dubai, UAE......................        764          760      5,041    4,670
                                      -------      -------    -------  -------
    Total.........................    $12,675      $11,898    $50,764  $43,936
                                      =======      =======    =======  =======
Income (loss) from operations:
  United States...................    $  (889)     $(2,240)   $   648  $(2,041)
  United Kingdom..................        (84)        (375)     3,053    2,928
  Dubai, UAE......................          5           31      1,794    1,847
  Home Office.....................     (2,532)      (2,816)    (8,214)  (9,539)
                                      -------      -------    -------  -------
    Total.........................    $(3,500)     $(5,400)   $(2,719) $(6,805)
                                      =======      =======    =======  =======

                                   September 30, December 31,
                                       2000          1999
                                   ------------- ------------
Identifiable assets:
  United States...................    $60,493      $62,248
  United Kingdom..................      2,176        2,302
  Dubai, UAE......................      3,571        2,358
                                      -------      -------
    Total.........................    $66,240      $66,908
                                      =======      =======

Note 3--Line of Credit and Short Term Borrowings

   The Company finances its operating activities and capital requirements, including debt repayment, principally from cash provided by operating activities and borrowings under bank facilities. In addition, on May 30, 2000, the Company received a cash infusion in the form of a short-term loan from a third party.

 Bank Facilities--Line of Credit:

   The Company has a $10 million revolving line of credit ("Line A") and a $4.35 million revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

   Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank. Amounts outstanding under Line A bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At November 6, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $2,006,194 in letters of credit against Line
A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

                          EDUTREK INTERNATIONAL, INC.

   Line B, as amended, matures on November 30, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At November 6, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

   On May 30, 2000, the Company executed an amendment to the Credit Agreement, pursuant to which all previous arrangement fees under the Credit Agreement were consolidated into one fixed arrangement fee of $1,150,000. This fee is payable on the later of 1) that date which is (30) days after the lender makes demand for payment, 2) the date of the retirement of amounts outstanding under the Credit Agreement, or 3) April 30, 2001. The first $250,000 of this fixed arrangement fee was charged to operations in 1999. From January 1, 2000 through September 30, 2000, $474,215 was charged to operations. The remaining $425,785 is being charged to operations at the rate of $60,827 per month through April 30, 2001.

   On September 11, 2000, the Company executed an additional amendment to the Credit Agreement, which among other things, provided for the waiver of noncompliance with certain debt covenants through November 30, 2000. In consideration of the lender entering into this amendment, the Company agreed to cause a $2.5 million cash equity infusion to be made to the Company on or before September 15, 2000 and to pay an additional fixed arrangement fee of $250,000. Such additional fee is payable on the Line B termination date unless the Company either a) pays the Line B obligations (including all previously agreed upon arrangement fees) in full on or before November 30, 2000, or b) the obligations are refinanced in full on or before November 30, 2000 at the sole discretion of the lender.

   The Credit Agreement requires interest only payments until maturity. The Company has made all required interest payments through November 6, 2000. On October 24, 2000, the Company signed an Agreement and Plan of Merger (the "Merger Agreement"), which provides for the acquisition of the Company by Career Education Corporation ("CEC"). See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments." The Company anticipates that the merger will be consummated in January 2001, although there can be no assurance of such.

 Short Term Borrowings:

   On May 30, 2000, the Company entered into a letter of intent with a different party providing for the sale of certain assets of the Company's Global Studies Business for $27 million. In addition, with the execution of the letter of intent, the Company borrowed $5,000,000 from this third party to assist in funding its short-term working capital requirements. On August 7, 2000, most of the operative provisions of the letter of intent expired without the parties reaching a definitive agreement for the contemplated sale of assets, primarily due to the parties' anticipated inability to obtain required regulatory approvals in a timely manner. Certain provisions of the letter of intent, however, continue in effect. In particular, (1) if certain assets of the Company's Global Studies Business are sold to a third party on or before December 31, 2000, then the Company will pay the third party one-half of the amount, if any, by which the purchase price exceeds $27,000,000, and (2) if the Company's Global Studies Business is included in any sale of the Company or its affiliates, in a transaction that incorporates more than just the Global Studies Business, then the Company will pay the third party $500,000. Management expects consummation of the CEC merger in January 2001, and therefore no accrual for the $500,000 has been made to the consolidated financial statements of the Company for the nine months ended September 30, 2000.

   On May 30, 2000, the Company received a $5,000,000 short-term loan from a third party to finance the short-term working capital needs of the Company. The loan, which matures on November 30, 2000, stipulates that the proceeds cannot be used to repay or prepay amounts owed under the Credit Agreement. The loan bears interest at the Prime Rate, and interest is due quarterly. At November 6, 2000, the Company had outstanding

                          EDUTREK INTERNATIONAL, INC.

borrowings under this loan of $5,000,000. As of November 6, 2000, all interest payments are current. The loan is secured by substantially all of the Company's assets, on an equal basis with loans under the Credit Agreement. Without consummation of the merger and, if necessary, negotiating for debt retirement if the closing of the merger is after November 30, 2000, the ability of the Company to make the required payments of principal on this loan is in doubt. Pursuant to the Merger Agreement, CEC will provide financial assistance, or guarantees, for up to $5.0 million to the Company to satisfy obligations of the Company to the third party, with respect to the short-term loan, provided that such assistance or guarantees are accompanied by a first lien on the assets of the Company and its subsidiaries.

Note 4--Private Placement of Class A Common Shares

   On September 11, 2000, four individuals, (including Steve Bostic, the Company's Chairman and Chief Executive Officer) purchased an aggregate of 1,379,311 Class A common shares at $1.81 per share (the closing price on the day of sale) providing proceeds to the Company of $2.5 million. The proceeds were used to fund short-term working capital needs. In addition to the Class A common shares purchased, each investor acquired the right to purchase, under certain circumstances, beginning April 1, 2001, an additional 0.3333 share of Class A common stock for each share acquired on September 11, 2000. The warrant to purchase additional shares is only exercisable (at $1.81 per share) on a pro rata basis to the extent that the investor has shares outstanding at the time of exercise.

Note 5--Related Party Transactions

   Three members of the family of the Company's Chairman and Chief Executive Officer terminated their employment with EduTrek International, Inc. during the three months ended June 30, 1999. Termination payments of approximately $247,000 were accrued in June 1999 with payments scheduled through May 2000. As of September 30, 2000, all termination payments for related parties have been paid. One member of the family was rehired effective May 1, 2000; compensation payments began upon expiration of the previously discussed termination agreement.

   On September 11, 2000, R. Steven Bostic, the Company's Chairman and Chief Executive Officer, purchased 459,772 shares of Class A common stock for a total purchase price of $833,336.75. In addition, Mr. Bostic acquired a warrant to purchase, under certain circumstances, beginning April 1, 2001, an additional 153,257 shares of Class A Common Stock. This investment was part of a private placement of 1,379,311 Class A common shares to a total of four investors, which generated total proceeds of $2.5 million. The purpose of the private placement was to provide short-term working capital.

Note 6--Company Restructuring Activities

   In December 1999, the Company's executive officers and Board of Directors implemented procedures to restructure the Company in three different areas in order to reduce overall expenditures and restore positive cash flow of the Company. The three areas of restructure were: 1) reduction of corporate overhead through elimination and consolidation of positions and space reductions, 2) the teach-out of current classes in the Washington D.C. campus and closure of the operation, and 3) termination of the lease for the current Northern Virginia campus site (operations never commenced in Northern Virginia), with plans for a new Northern Virginia site yet to be finalized. As a result, the Company established restructuring accruals at December 31, 1999 totaling $4.8 million. The accrual for severance and employment contracts included 16 employees. Revenue and loss from operations of the Washington D.C. campus were $2,527,452 and ($2,075,102), respectively, for the year ended December 31, 1999, and $216,284 and ($704,000), respectively, for the seven months ended December 31, 1998 (the campus began operations in October 1998). The following table shows the components of the restructure accrual, and restructuring activities through September 30, 2000:

                          EDUTREK INTERNATIONAL, INC.

                              Restructure Schedule

                                                      Payments
                                          Original     Through     Balance at
                                          Accrual   September 30, September 30,
Accural Category                           Amount       2000          2000
----------------                         ---------- ------------- -------------
Lease Termination and other related
 costs.................................  $4,137,135   $680,385     $3,456,750
Severance and employment contracts, and
 other related costs...................  $  666,340   $358,583     $  307,757

Note 7--Going Concern

   The consolidated financial statements for the fiscal year ended December 31, 1999 were prepared assuming the Company would continue as a going concern. The Company had reported net losses of $18.2 million for the year ended December 31, 1999 and $5.5 million for the seven-month transition period ended December 31, 1998 (following a change in fiscal year end). The Company is highly leveraged and recent developments have had a material adverse effect on the Company's short-term liquidity and ability to service its debts. As of September 30, 2000, the Company had $8.1 million of debt outstanding under Line A of the Credit Agreement, which matures at the earlier of April 30, 2001, or 30 days after the demand of the lender. Additionally, there are $2.0 million of letters of credit issued on behalf of the Company. The Company has an additional $4.35 million outstanding under Line B of the Credit Agreement, which has a maturity date of November 30, 2000.

   On May 30, 2000, the Company received a $5,000,000 short-term loan from a third party to finance the short-term working capital needs of the Company and for general corporate purposes. The loan, which matures on November 30, 2000, stipulates that the proceeds cannot be used to repay or prepay amounts owed under the Credit Agreement.

   If the Company does not make the required debt payments on November 30, 2000, or April 30, 2001, it may be unable to continue its normal operations, except to the extent permitted by its lenders. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement and the short-term loan.

   Based upon management's current projected earnings and cash flow of the Company, without some form of additional capital infusion, whether pursuant to the CEC merger, strategic investment in the Company, a refinancing of the Company's debt, or a combination thereof, management does not believe it will have the financial resources to make the required debt payments under the Credit Agreement or the third party short-term loan, when due. As a result, the Company retained The Robinson-Humphrey Company LLC ("Robinson-Humphrey") to assist in determining short-term and long-term financial requirements and to evaluate potential refinancing and restructuring alternatives. On October 24, 2000, the Company signed the Merger Agreement, which provides for the acquisition of the Company by CEC. Management believes that the consummation of this merger will restore the ability of the Company to finance its operating activities and capital requirements, including debt repayment.

   In addition, the Company did not meet the financial responsibility standards of the U.S. Department of Education as of December 31, 1999. As a result, the Company could be required to post a letter of credit of up to $15 million with the Department of Education, although no such requirement has been communicated by the Department of Education as of November 6, 2000. Management believes that the consummation of the CEC merger will provide the Company with the ability to correct the financial responsibility deficiencies for the surviving combined entity, although there can be no assurance of such. Failure to correct the financial responsibility deficiencies could result in the termination of the Company as an institution eligible for student Title IV financial aid, which would severely and negatively affect cash flows of the Company and possibly result in the Company being unable to continue its normal operations. Without consummation of the merger, the Company is currently incapable of posting any letters of credit that might be required by the Department of Education in the future.

   Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews based on annual fiscal year results. These reviews include fiscal responsibility tests, with which the Company did not comply as of December 31, 1999. Management believes that by successfully addressing the financial responsibility standards of the U.S. Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such. With consummation of the merger, management believes that the surviving entity will meet the financial capability requirements of all the states in which the Company currently operates, although there can be no assurance of such.

   These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the three and nine months ended September 30, 2000, and the fiscal year ended December 31, 1999, did not include any adjustments that might result from the outcome of this uncertainty.

   Should the merger with CEC not be consummated, the Company would need to raise sufficient capital through debt or equity to meet its liquidity requirements. Such requirements include financing its current operating activities and capital requirements, including debt repayment, and meeting the financial responsibility standards of the U.S. Department of Education and the states in which the company operates. There can be no assurance that the Company would be successful in obtaining the necessary capital to carry on its business, should the merger not be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

   On October 24, 2000, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement"), which provides for the acquisition of the Company by Career Education Corporation, a Delaware corporation ("CEC") through the merger of a wholly owned subsidiary of CEC with and into the Company. Under the terms of the Merger Agreement, at the effective time of the merger, each outstanding share of the Company's Common Stock will be converted into the right to receive (i) 0.0901 of a share of CEC common stock and (ii) $0.1877 in cash.

   The merger is expected to be consummated in early January of 2001. There can be no assurance, however, that such transaction will ultimately be consummated.

   Based on its current estimates of cash flow, management believes that absent some form of additional capital infusion or restructuring, whether pursuant to the CEC merger, strategic investment in the Company, refinancing or extension of the Company's debt, or a combination thereof, by the end of November 2000, the Company will not have sufficient cash resources to make required debt payments.

Results of Operations

   The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 2000 included in Item 1 of this report, the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, the 7 month transition period from June 1, 1998 to December 31, 1998 included in the Company's Transition Report on Form 10-K, as well as in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Unless otherwise specified, any reference to a "fiscal year" is to a fiscal year ended December 31.

   The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to net revenues for the
Company:

                                                Three Months     Nine Months
                                                    Ended           Ended
                                                September 30,   September 30,
                                                --------------  --------------
                                                 2000    1999    2000    1999
                                                ------  ------  ------  ------
Net revenues..................................   100.0%  100.0%  100.0%  100.0%
Costs and expenses:
  Cost of education and facilities............    75.8%   79.3%   60.8%   59.7%
  Selling and promotional expenses............    14.6%   22.6%   13.6%   21.3%
  General and administrative expenses.........    35.2%   41.5%   29.4%   32.8%
  Amortization of goodwill....................     2.0%    2.1%    1.5%    1.7%
                                                ------  ------  ------  ------
    Total costs and expenses..................   127.6%  145.4%  105.4%  115.5%
                                                ------  ------  ------  ------
Income (loss) from operations.................   -27.6%  -45.4%   -5.4%  -15.5%
Interest expense..............................     5.0%    3.9%    3.3%    2.5%
Other income--net.............................     0.0%    0.0%    0.1%    0.2%
                                                ------  ------  ------  ------
Income (loss) before income taxes and minority
 interest.....................................   -32.6%  -49.3%   -8.6%  -17.8%
Income tax (provision) benefit................     0.0%   18.9%    0.0%    7.5%
                                                ------  ------  ------  ------
Income (loss) before minority interest........   -32.6%  -30.4%   -8.6%  -10.3%
Minority interest in earnings of American
 University in Dubai..........................     0.2%   -0.2%   -2.3%   -2.7%
                                                ------  ------  ------  ------
Net income (loss).............................   -32.4%  -30.5%  -10.9%  -13.0%

 Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Net Revenues. Net revenues increased approximately $777,000 or 6.5%. The increase was due to an increase in student enrollment primarily at the four Power Campuses and a tuition increase for both Traditional and Power Campuses.

   Cost of Education and Facilities. Cost of education and facilities increased approximately $175,000 or 1.9%. Of this amount, education costs increased approximately $490,000 or 8.3% due to an increase in the number of faculty supporting the Power Campuses in conjunction with the campuses' enrollment growth, as well as the related courseware, computer and other education costs. Facility costs decreased approximately $315,000 or 8.8%. Facility costs for the 1999 period included a one time incremental rent expense, charged to operations, to adjust the straight-line rent calculations for the new Power Campus locations. Facility costs for the 2000 period include costs associated with space growth in conjunction with the Power Campuses enrollment growth. For the reasons set forth above, cost of education and facilities decreased as a percentage of net revenues to 75.8% in the 2000 period from 79.3% in the 1999 period.

   Selling and Promotional Expenses. Selling and promotional expenses decreased approximately $829,000 or 30.9%. The decrease was a direct result of the cost control efforts instituted by the Company and the more focused marketing initiatives for both the Traditional and Power Campuses. As a percentage of net revenues, selling and promotional expenses decreased to 14.6% in the 2000 period from 22.6% in the 1999 period.

   General and Administrative Expenses. General and administrative expenses decreased approximately $471,000 or 9.5%. The reduction was the result of the Company's restructuring efforts, which began in December 1999. The decrease was partially offset by the effects of higher banking charges incurred for the liquidity challenges faced by the Company in the 2000 period. Corporate general and administrative expenses for the 2000 period include $183,000 of restructuring charges related to the pursuit of strategic options including the merger with CEC described in "Recent Developments." As a percentage of net revenues, general and administrative expenses decreased to 35.2% in the 2000 period from 41.5% in the 1999 period.

   Amortization of Goodwill. Goodwill amortization of $254,000 and $252,000 for the 2000 and 1999 periods respectively, was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

   Interest Expense. Interest expense increased approximately $164,000 or 35.0% as a result of increased borrowing costs under the Company's revolving line of credit due to an increase in interest rates, and the interest incurred on the $5.0 million short-term loan, dated May 30, 2000.

   Other Income--Net. Other income--net decreased approximately $4,000.

   Income Tax (Provision) Benefit. The Company generated a pretax loss for the three months ended September 30, 2000, which generated a deferred tax benefit. However, management believes the recoverability of the Company's current and prior year's unused deferred tax asset is uncertain due to the recent losses and therefore is recognizing no tax benefit in the current quarter.

   Minority Interest in Earnings of American University in Dubai. Minority interest in earnings increased approximately $49,000 due to an increase in operating income at the Dubai campus.

   Net Income (loss). For the reasons set forth above, the Company experienced a net loss of approximately $4.1 million, or $.34 per share, for the 2000 period compared to a net loss of approximately $3.6 million, or $.34 per share, for the 1999 period. On a pre-tax basis, income before income taxes and minority interest improved from a loss of $5.9 million for the 1999 three-month period to a loss of $4.1 million for the 2000 three-month period.

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Net Revenues. Net revenues increased approximately $6.8 million or 15.5%. The increase was due to an increase in student enrollment primarily at the four Power Campuses and a tuition increase for both Traditional and Power Campuses.

   Cost of Education and Facilities. Cost of education and facilities increased approximately $4.6 million or 17.7%. Of this amount, education costs increased approximately $3.3 million or 18.9% due to an increase in the number of faculty supporting the Power Campuses in conjunction with the campuses' enrollment growth, as well as the related courseware, computer and other education costs. Royalty expense decreased approximately $199,000 due to the termination of the ITI courseware licensing agreement in 1998, which impacted the 1999 period. Facility costs increased approximately $1.6 million or 17.6% as the result of space growth in conjunction with the Power Campuses enrollment growth, as well as the cost of maintaining dual sites for some locations during the transition to larger or more accommodating locations. For the reasons set forth above, cost of education and facilities increased as a percentage of net revenues to 60.8% in the 2000 period from 59.7% in the 1999 period.

   Selling and Promotional Expenses. Selling and promotional expenses decreased approximately $2.4 million or 25.8%. The decrease was a direct result of the cost control efforts instituted by the Company and the more focused marketing initiatives for both the Traditional and Power Campuses. As a percentage of net revenues, selling and promotional expenses decreased to 13.6% in the 2000 period from 21.3% in the 1999 period.

   General and Administrative Expenses. General and administrative expenses increased approximately $516,000 or 3.6%. As a percentage of net revenues, however, general and administrative expenses decreased to 29.4% in the 2000 period from 32.8% in the 1999 period. The dollar increase was primarily due to additions throughout 1999 of personnel at the new Power Campuses and the home office to support the Company's growth, partially offset by the restructuring efforts which began in December 1999. The increase also reflects the effects of higher banking charges incurred for the liquidity challenges faced by the Company in the 2000 period. With respect to the allowance for doubtful accounts, approximately $920,000 of uncollectible student receivables was written-off against the allowance for doubtful accounts for the nine months ended September 30, 2000. There was no corresponding write-off in the 1999 period. Corporate general and administrative expenses for the nine-month 2000 period include $344,000 of restructuring charges related to the pursuit of strategic options, including the merger with CEC described in "Recent Developments."

   Amortization of Goodwill. Goodwill amortization of $760,000 and $756,000 for the 2000 and 1999 periods respectively, was the result of the October 1996 acquisition of American European Corporation and Subsidiaries with goodwill costs being amortized over a 40-year period.

   Interest Expense. Interest expense increased approximately $586,000 or 54.0% as a result of increased outstanding borrowings under the Company's revolving line of credit, and the interest incurred on the $5.0 million short-term loan, dated May 30, 2000.

   Other Income--Net. Other income--net decreased approximately $60,000 or 68.2%.

   Income Tax (Provision) Benefit. The Company generated a pretax loss for the nine months ended September 30, 2000, which generated a deferred tax benefit. However, management believes the recoverability of the Company's current and prior year's unused deferred tax asset is uncertain due to the recent losses and therefore is recognizing no tax benefit for the first three fiscal quarters combined.

   Minority Interest in Earnings of American University in Dubai. Minority interest in earnings increased approximately $22,000 or 1.8% due to an increase in operating income at the Dubai campus.

   Net Income (Loss). For the reasons set forth above, the Company experienced a net loss of approximately $5.5 million or $.46 per share for the 2000 period compared to a net loss of approximately $5.7 million or $.53 per share for the 1999 period. On a pre-tax basis, income before income taxes and minority interest improved from a loss of $7.8 million for the 1999 nine-month period to a loss of $4.4 million for the 2000 nine-month period.

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

Liquidity and Capital Resources

   The Company finances its operating activities and capital requirements, including debt repayment, principally from cash provided by operating activities and borrowings under bank facilities. In addition, on May 30, 2000, the Company received a cash infusion in the form of a short-term loan from a third party. On September 11, 2000, the Company received an additional cash infusion from a private placement of Class A common stock.

   The Company has a $10 million revolving line of credit ("Line A") and a $4.35 million revolving line of credit ("Line B") with a bank (collectively, as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets.

   Line A, as amended, matures on the earlier of April 30, 2001, or 30 days after demand for payment by the bank. Amounts outstanding under Line A bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%. At November 6, 2000, the Company had outstanding borrowings under Line A of $8,088,640. In addition, the Company had issued $2,006,194 in letters of credit against Line
A. These letters of credit are required as security under building leases in Los Angeles, Washington, D.C., and Miami.

   Line B, as amended, matures on November 30, 2000. Line B amounts outstanding bear interest at the Prime rate plus 2.00%. At November 6, 2000, the Company had outstanding borrowings under Line B of $4,350,000.

   On May 30, 2000, the Company executed an amendment to the Credit Agreement, pursuant to which all previous arrangement fees under the Credit Agreement were consolidated into one fixed arrangement fee of $1,150,000. This fee is payable on the later of (1) 30 days after the lender makes demand for payment, (2) the retirement of all amounts outstanding under the Credit Agreement, or (3) April 30, 2001. The first $250,000 of this fixed arrangement fee was charged to operations in 1999. From January 1, 2000 through September 30, 2000, $474,215 was charged to operations. The remaining $425,785 is being charged to operations at the rate of $60,827 per month through April 30, 2001.

   On September 11, 2000, the Company executed an additional amendment to the Credit Agreement, which among other things provided for the waiver of noncompliance with certain debt covenants through November 30, 2000. In consideration of the lender entering into this amendment, the Company agreed to cause a $2.5 million cash equity infusion to be made to the Company on or before September 15, 2000 and to pay an additional fixed arrangement fee of $250,000. Such additional fee is payable on the Line B termination date unless the Company either a) pays all of the obligations (including all previously agreed upon arrangement fees) in full on or before November 30, 2000, or b) the obligations are refinanced in full on or before November 30, 2000 at the sole discretion of the lender.

   The Credit Agreement requires interest only payments until maturity. While the Company has made all required interest payments through November 6, 2000, based on management's current projected earnings and cash flow, without some form of additional capital infusion or restructuring, whether pursuant to the CEC merger or otherwise, the Company does not believe it will be able to make future required payments of principal and interest on a timely basis.

   On May 30, 2000, the Company received a $5,000,000 short-term loan from a third party to finance the short-term working capital needs of the Company. The loan, which matures on November 30, 2000, stipulates that the proceeds cannot be used to repay or prepay amounts owed under the Credit Agreement. Amounts outstanding under the loan bear interest at the Prime rate, and interest is due quarterly. At November 6, 2000, the Company had outstanding borrowings under the loan of $5,000,000. The loan is secured by substantially all of the Company's assets, on an equal basis with loans under the Credit Agreement.

   The Company is negotiating with the lenders under both the Credit Facility and the short-term loan to extend the maturities of debt due November 30, 2000, in the event the CEC merger is not consummated by such date. The Company is also negotiating with the bank to extend, if necessary, the waiver of certain debt covenants beyond November 30, 2000. The Company believes that such negotiations will be successful, although there can be no assurance of such. Should the CEC merger not be consummated by November 30, 2000, and should the negotiations described above fail to facilitate a later maturity date, then the Company will not be able to make the required principal payments.

   In addition, pursuant to the original letter of intent with the short-term lender, if the CEC merger is consummated before December 31, 2000, a $500,000 fee will be due to such lender. However, management expects consummation of the CEC merger in January 2001 and therefore no provision has been made.

   On September 11, 2000, four individuals, (including Steve Bostic, the Company's Chairman and Chief Executive Officer) purchased an aggregate of 1,379,311 Class A common shares at $1.81 per share (the closing price on the day of sale) providing proceeds to the Company of $2.5 million. The proceeds were used to fund short-term working capital needs. In addition to the Class A common shares purchased, each investor acquired the right to purchase, under certain circumstances, beginning April 1, 2001, an additional 0.3333 share of common stock for each share acquired on September 11, 2000. The warrant to purchase additional shares is only exercisable on a pro rata basis to the extent that the investor has shares outstanding at the time of exercise.

   The Department of Education requires that Title IV program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 2000, the Company had approximately $119,600 in these separate accounts to comply with these requirements. These funds generally remain in these separate accounts for an average of 3-14 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

   All institutions participating in Title IV programs must satisfy specific standards of financial responsibility. Institutions are evaluated for compliance with those standards annually as each institution submits its audited financial statements to the Department of Education. The standards consist of an equity ratio, a primary reserve ratio, and a net income ratio. An institution that is determined by the Department of Education not to meet the standards is nonetheless entitled to participate in Title IV programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. An institution may do so by posting an irrevocable letter of credit in favor of the Department of Education either in an amount equal to 50% of the total Title IV program funds received by students enrolled at such institution during the prior year, or in an amount equal to 10% of such prior year's funds. Additionally, an institution would agree to disburse those funds only on a reimbursement basis (as described below).. The Company has now submitted its audited financial statements with respect to the year ended December 31, 1999.

   As of December 31, 1999, the Company did not meet the financial responsibility standards of the Department of Education. Approximately 50% of the Company's revenue is derived from Title IV funds. Failure to post a letter of credit, or reach some other acceptable agreement with the Department of Education would result in the termination of the Company as an institution eligible for Title IV financial aid and would negatively impact future cash flows of the Company and possibly result in the Company being unable to continue its normal operations. As of November 6, 2000, no requirement for any letter of credit has been communicated by the Department of Education to the Company. The Company has provided the Department of Education certain information regarding its financial status and the low student loan default rate. It has requested that the Department of Education consider such information in connection with its decision to require any surety. The Company believes that upon consummation of the CEC merger, the surviving consolidated entity will meet the financial responsibility standards of the Department of Education. The Company further believes that the Department of Education will not require any letters of credit, until there has been a reasonable time for the merger to be consummated, although there can be no assurance of such.

   With respect to the Company's not meeting financial responsibility standards, or if the Company were deemed not to be in compliance with good administrative practice with respect to financial aid, the Company could be required to receive Title IV funds from the Department of Education under a strict form of cash monitoring the reimbursement payment method. Under these methods, the Company would be required to first make disbursements to eligible students and parents through credits to the student's accounts before it requests or receives funds for those disbursements from the Department of Education. Any requirement that the Company operate under these methods would result in an approximate 30-80 day delay in the receipt by the Company of tuition monies under Title IV. Failure to finance the resulting additional liquidity needs could create material working capital shortages for the Company, if the Company is required to receive payments from the Department of Education under the reimbursement method. This liquidity financing could be in addition to posting of a letter of credit. The Company believes that its administrative practice with respect to financial aid is in accordance with acceptable practice.

   Certain states in which the Company operates have regulatory agencies which perform their own financial capability reviews, which include fiscal tests. The Company is not currently in compliance with some of these state requirements. Management believes that, by successfully addressing the financial responsibility standards of the Department of Education, it will meet the financial requirements of all the states in which it operates, although there can be no assurance of such. Management believes that upon consummation of the CEC merger, the surviving consolidated entity will meet the financial responsibility standards of all the states in which the Company currently operates, although there can be no assurance of such.

   Purchases of property, plant, and equipment for the nine months ended September 30, 2000 were approximately $1.5 million. These purchases were primarily for: (1) the completion of the build-out of the Miami campus; (2) customary hardware and software costs; (3) investments in computer technology to support the information technology curriculum; and (4) increases in normal recurring capital expenditures due to the overall increases in student and employment levels resulting from the Company's growth. For the nine months ended September 30, 2000, the Company also capitalized curriculum development costs totaling approximately $200,000. The Company expects to fund capital expenditures for existing campuses, before the merger through cash from operations, and after the merger through funds provided by the surviving consolidated entity. However, there can be no assurance of such.

   The Company's ability to fund its working capital and capital expenditure requirements, implement new programs, make interest and principal payments on its indebtedness, and meet its other cash requirements, depends on, among other things, current cash and cash equivalents, internally generated funds, the proceeds of the Company's Credit Agreement, and other loans. Based on current estimates of cash flow, the Company does not believe it will have sufficient cash resources to make required debt payments. Management believes that the consummation of the CEC merger would make available to the Company sufficient capital to alleviate the current liquidity crisis, correct the ratio deficiencies, and also to post any letters of credit, if required, by the Department of Education. Management expects the CEC merger to be consummated in early January of 2001. There can be no assurance, however, that such transaction will ultimately be consummated. Further, management believes that it will be able to fund its working capital requirements, except for the principal payments due November 30, 2000, through operations until the date that the CEC merger is consummated, although there can be no assurance of such.

Impact of Inflation

   The Company does not believe its operations have been materially affected by inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company has limited exposure to the impact of interest rates, foreign currency fluctuations and changes in the market value of its investments.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits. No exhibits are required to be filed with this report.

   (b) Reports on Form 8-K. During the quarter ended September 30, 2000, the Company filed one Current Report on Form 8-K (dated September 8, 2000) reporting certain events under Item 5 of the Form.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Edutrek International, Inc.

                                                     /s/ Steve Bostic
Date: November 6, 2000                    By: _________________________________
                                                Steve Bostic, President and
                                                  Chief Executive Officer
                                               (principal executive officer)



Date: November 6, 2000                               /s/ David J. Horn
                                          By: _________________________________
                                              David J. Horn, Chief Financial
                                                          Officer
                                                 (principal financial and
                                                    accounting officer)